Form 10-Q
period 2022-03-31
Aimfinity Investment Corp. I
filed 2022-06-09
CIK 1903464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission File Number
001-41361

AIMFINITY INVESTMENT CORP. I
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1641561
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1 Rockefeller Plaza, 11th Floor, New York, New York

10020
(Address of principal executive offices and zip code)
(646)
722-2971
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, consisting of one Class A ordinary share, $0.0001 par value, one Class 1 redeemable warrant and one-half of one Class 2 redeemable warrant	AIMAU	The Nasdaq Stock Market LLC
Class A ordinary shares, $0.0001 par value	AIMA	The Nasdaq Stock Market LLC
Class 1 redeemable warrants, each exercisable for one Class A ordinary share at an exercise price of $11.50	AIMAW	The Nasdaq Stock Market LLC
Class 2 redeemable warrants, each exercisable for one Class A ordinary share at an exercise price of $11.50	AIMAW	The Nasdaq Stock Market LLC
New Units, consisting of one Class A ordinary share, $0.0001 par value, and one-half of one Class 2 redeemable warrant	AIMBU	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of June 9, 2022, there were 8,050,000 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 2,012,500 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

LEARN CW INVESTMENT CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
AIMFINITY INVESTMENT CORP I.
BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)

Assets
Deferred offering costs	$319,362	$245,025

Total Assets	$319,362	$245,025

Liabilities and Shareholder’s Equity
Promissory Note – related party	$297,529	$222,729

Total Current Liabilities	$297,529	$222,729

Commitments
Shareholder’s Equity
Preference shares, $0.0001 par value, 1,000,000 shares authorized, non-issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,012,500 shares issued and outstanding	201	201
Additional paid in capital	24,799	24,799
Accumulated deficit	(3,167)	(2,704)

Total Shareholder’s Equity	21,833	22,296

Total Liabilities and Shareholder’s Equity	$319,362	$245,025

The accompanying notes are an integral part of these unaudited financial statements.

AIMFINITY INVESTMENT CORP. I
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)
Formation and operating expenses	$463

Net Loss	$(463)

Basic and diluted weighted average Class B ordinary shares outstanding	2,012,500

Basic and diluted net loss per Class B ordinary share	$(0.0002)

The accompanying notes are an integral part of these unaudited financial statements
.

AIMFINITY INVESTMENT CORP. I
STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Preference shares		Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Equity
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021 (Audited)	—	$—	—	$—	2,012,500	$201	$24,799	$(2,704)	$22,296
Net loss	—	—	—	—	—	—	—	(463)	(463)

Balance as of March 31, 2022 (Unaudited)	—	$—	—	$—	2,012,500	$201	$24,799	$(3,167)	$21,833

The accompanying notes are an integral part of these unaudited financial statements
.

AIMFINITY INVESTMENT CORP. I
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(463)

Changes in operating assets and liabilities:
Formation and operating cost	463

Net cash used in operating activities	$—
Net Change in Cash
Cash – December 31, 2021	—

Cash – March 31, 2021	$—

Supplemental Disclosure of Cash Flow Information:
Deferred offering costs paid by promissory note – related party	$297,529

The accompanying notes are an integral part of these unaudited financial statements
.

AIMFINITY INVESTMENT CORP. I
NOTES TO UNAUDITED FINANCIAL STATEMENTS
Note 1 — Organization, Business Operation
Aimfinity

Investment Corp. I (the “Company”) is a newly organized blank check company incorporated as a Cayman Islands exempted company on
July 26, 2021
.
The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar Business Combination with one or more businesses (the “Business Combination”). The Company has not selected any potential Business Combination target or initiated any substantive discussions, directly or indirectly, with any potential Business Combination prospects as of March 31, 2022. The Company has selected December 31 as its fiscal year end.
The Company is an early stage emerging growth company and, as such, the Company is subject to all of the risks associated with early stage emerging growth companies.
As of March 31, 2022, the Company had not commenced any operations. For the period from July 26, 2021 (inception) through March 31, 2022, the Company’s efforts have been limited to organizational activities as well as activities related to the IPO (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the IPO (as defined below).
The registration statement for the Company’s Initial Public Offering (“IPO”) became effective on April 25, 2022. On April 28, 2022 the Company consummated the IPO of 8,050,000 units (including 1,050,000 units issued upon the full exercise of the over-allotment option, the “Public Units”). Each unit consists of one share of the Company’s Class A ordinary shares, $0.0001 par value per share (such shares included in the Public Units, the “Public Shares”)
and
one
Class 1 redeemable warrant (“the Class 1 Warrant”) and
one-half
of one Class 2 redeemable warrant (the “Class 2 Warrant”, together with the Class 1 Warrant, the “Public Warrants”).
Each whole warrant entitles the holder thereof to purchase one
Public Share

at a price of $
11.50
per share, and only whole warrants are exercisable. The
Public
Units were sold at an offering price of $
10.00
per Unit, generating gross proceeds of $
80,500,000
on April 28, 2022.
Simultaneously

with the closing of the IPO, the Company completed the private placemen
t
of
492,000
units, which included 42,000 units sold pursuant to the exercise by the underwriter of its over-allotment option (the “Private Placement Units”) at a purchase price of

$
10.00
per Private Placement
Unit
, generating gross proceeds to the Company of $
4,920,000
. The Private Placement
Units
are identical to the
Public Units sold

in the IPO, except that the holders have agreed not to transfer, assign or sell any of the Private Placement Shares (except to certain permitted transferees) until
30
days after the completion of the Company’s initial Business Combination.
Transaction costs amounted to $5,117,607, consisting of $4,427,500 of underwriting fees and $690,107 of other offering costs. As of April 28, 2022, cash of $1,495,650 were held outside of the Trust Account (as defined below) and is available for the payment of offering costs, for the repayment of related party promissory note, and for working capital purposes.
Following the closing of the IPO and the issuance and the sale of Private Placement
Units
on April 28, 2022, $
82,110,000
($
10.20
per Public Unit)
of the net proceeds from the IPO, including proceeds from the sale of the Private Placement Units, was deposited in a trust account (the “Trust Account”) maintained by U.S. Bank, National Association as a trustee. The funds in the trust account will be invested only in U.S. government treasury obligations with a maturity of

185
days or less or in money market funds meeting certain conditions under
Rule
2a-7
under the Investment Company Act of 1940
(the “Investment Company Act”) which

invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay the franchise and income taxes, if any, the amended and restated memorandum and articles of association and subject to the requirements of law and regulation, will provide that the proceeds from the IPO
and the sale of the private placement units held in the trust account will not be released from the trust account (1) to the Company, until the completion of the initial business combination, or (2) to the Company’s public shareholders, until the earliest of (a) the completion of the initial business combination, and then only in connection with those
Public Shares
that such shareholders properly elected to redeem, subject to the limitations described herein, (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of the Company’s
Public Shares
the right to have their shares redeemed in connection with the initial business combination or to redeem
100
% of the Company’s public shares if the Company does not complete the initial business combination within
15
months from the closing of
the IPO
(or up to
21
months from
the

closing of the IPO, if the Company extends the period of time to consummate a business combination, or as may be extended by the shareholder extension period as provided in the prospectus, as applicable) or (B) with respect to any other provision relating to the rights of holders of the Company’s Public Shares, and (c) the redemption of the Company’s public shares if the Company has not consummated the business combination within 15 months from the closing of the IPO (or up to 21 months from the closing of the IPO, if the Company extends the period of time to consummate a business combination, or as may be extended by the shareholder extension period as provided in the prospectus, as applicable), subject to applicable law.
The
Company’s initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding deferred underwriting commissions and interest income earned on the trust account that is released for working capital purposes or to pay taxes) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires
50
% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the
IPO
, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $
5,000,001
upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company will have only 15 months from the closing of the IPO
(or up to 21 months from the closing of the
IPO
if the Company extends the period of time to consummate a Business Combination in full, as described in more detail in th
e
 prospectus), the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to the Company to pay the franchise and income taxes that were paid by the Company or are payable by the Company, if any (less up to $
100,000
of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
The founder shares are designated as Class B ordinary shares (the “Founder Shares”) and are identical to the Public, and holders of founder shares have the same shareholder rights as public shareholders, except that: (a) the founder Class B ordinary shares will automatically convert into the Company’s Public Shares at the time of the initial business combination, (b) the founder shares are subject to certain transfer restrictions, as described in more detail below; (c) prior to the initial business combination, only holders of the founder shares have the right to vote on the appointment of directors and holders of a majority of the Company’s founder shares may remove a member of the board of directors for any reason; (d) in a vote to continue the Company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two thirds of the votes of all ordinary shares voted at a general meeting), holders of the Company’s founder shares have ten votes for every founder share and, as a result, the Company’s initial shareholders will be able to approve any such proposal without the vote of any other shareholder; (e) the Company’s sponsor and each member of the management team have entered into an agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares (ii) to waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) that would modify the substance or timing of the obligation to provide holders of the Company’s
Publi
c Shares
 the right to have their shares redeemed in connection with the initial business combination or to redeem
100
% of the Company’s public shares if the Company does not complete the initial business combination within 15 months from the closing of the IP
O
 (or up to 21 months from the closing of
the IPO
,

if the Company extends the period of time to consummate a business combination, or as may be extended by the shareholder extension period as provided in the prospectus, as applicable) or (B) with respect to any other provision relating to the rights of holders of the Company’s Public Shares; and (iii) waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if the Company fail to consummate an initial business combination within
15
months from the closing of
the IPO
(or up to
21
months

from the closing of the IPO, if the Company extends the period of time to consummate a business combination, or as may be extended by the shareholder extension period as provided in the prospectus, as applicable), although they will be entitled
to liquidating distributions from the trust account with respect to any public shares they hold if the Company fails to complete the initial business combination within the prescribed time frame; and (f) the founder shares are entitled to registration rights. If the Company seek shareholder approval of the Company’s initial Business Combination, the Company will complete the initial Business Combination only if the Company obtains the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. In such case, the Company’s sponsor and each member of the management team have agreed to vote their founder shares and public shares in favor of the initial Business Combination.

The Founder Shares

will automatically convert into Class A ordinary shares at the time of the initial business combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted
basis, approximately
20
% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the IP
O
, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any private placement units issued to the Company’s sponsor, its affiliates or any member of the management team upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.
The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay the Company’s tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under the indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the sponsor will not be responsible to the extent of any liability for such third party claims.
Note 2 — Significant accounting policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results to be expected for any other interim period or for the full year. These unaudited financial statements included in this Quarterly Report should be read in conjunction with the audited financial statements and notes thereto for the period from July 26, 2021 (inception) through to December 31, 2021 included in the Registration Statement filed with the SEC on April 14, 2022.
Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart The Company’s Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statement, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but a
ny s
uch an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 or December 31, 2021.
Deferred Offering Costs
The Company complies with the requirements of FASB ASC Topic
340-10-S99-1,
“Other Assets and Deferred Costs – SEC Materials” (“ASC
340-10-S99”)
and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Deferred offering costs consist of underwriting, legal, accounting and other expenses (including underwriting discounts and commissions) incurred through the balance sheet date that are directly related to the IPO and was charged to shareholder’s equity upon the completion of the IPO on April 28, 2022.
Net loss Per Ordinary Share
Net loss per ordinary share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding ordinary share subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 262,500
Class B
ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5 and 7
). At March 31, 2022 or December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments
ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.
The fair value hierarchy is categorized into three levels based on the inputs as follows:

•
Level 1

-

Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

•
Level 2

-

Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

•	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.
Income Taxes
The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement
s
and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company determined that the Cayman Islands is the Company’s only major tax jurisdiction.
The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The
Company’s
management
does not expect that the total amount of unrecognized tax benefits will materially change
over the next twelve months.

There is currently no taxation imposed on income by the Government of the Cayman Islands for the period from July 26, 2021 (inception)
through
March 31, 2022.

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Note 3 — Initial Public Offering
Pursuant to the IPO on April 28, 2022, the Company sold
 8,050,000
Public Units a
t $10.00
per Public Unit, generating gross proceeds of
 $80,500,000.
Each Public Unit consists of one Public Share and one Class 1 Warrant and one-half of one Class 2 Warrant. The Company will not issue fractional shares. As a result, the warrants must be exercised in multiples of one whole warrant. Each whole warrant entitles the holder thereof to purchase one share of the Company’s Public Share at a price of
 $11.50

per share, and only whole warrants are exercisable. The warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO, and will (except for Class 2 Warrants embedded in the Public Shares that are redeemed prior to the consummation of the initial Business Combination, which Class 2 Warrants will expire upon redemption of such shares) expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. As a result, if the Public Shareholders redeem their Public Shares prior to the consummation of the initial Business Combination, the embedded Class 2 Warrants will expire.

The Class 1 and Class 2 warrants will have similar terms, except that the Class 1 Warrants will separate and begin separate trading on the
 52nd
day following the effective date of the IPO (or, if such date is not a business day, the following business day), unless the representatives inform the Company of their decision to allow earlier separate trading, subject to the Company’s filing a Current Report on Form
8-K
with SEC, containing an audited balance sheet reflecting the Company’s receipt of the gross proceeds of the IPO and issuing a press release announcing when such separate trading will begin. Once the Class 1 Warrants separate and begin separate trading, holders will have the option to continue to hold the Public Units or separate the Class 1 Warrants from the Public Units. Separation of the Class 1 Warrants from the Public Units will result in new units consisting of one Class A ordinary share and one-half
of one Class 2 Warrant (the “New Units”). Holders will need to have their brokers contact the Company’s transfer agent in order to separate the Public Units into Class 1 Warrants and New Units consisting of one Class A ordinary share and one-half
of one Class 2 Warrant. Additionally, the Public Units and the New Units will automatically separate into their component parts and will not be traded after completion of the initial business combination.
Note 4 — Private Placement
Simultaneously with the closing of the IPO, the Company completed the private placement of
 492,000
Private Placement Units to the Company’s sponsor, Aimfinity Investment LLC (the “Sponsor”), at a purchase price of
 $10.00
per Private Placement Unit, generating gross proceeds to the Company of
 $4,920,000.
Each Private Placement Unit consists of one Class A ordinary share, one Class 1 Warrant and one-half
of one Class 2 Warrant.
The Sponsor will be permitted to transfer the Private Placement Units held by them to certain permitted transferees, including the Company’s officers and directors and other persons or entities affiliated with or related to it or them, but the transferees receiving such securities will be subject to the same agreements with respect to such securities as the founders. Otherwise, these private units will not, subject to certain limited exceptions, be transferable or saleable until
 30
days after the completion of the Company’s Business Combination. The warrants included in the Private Placement Units will not be transferable, assignable or saleable until
 30
days after the completion of the Company’s initial Business Combination (except as described herein). Otherwise, the warrants have terms and provisions that are identical to those of the warrants being sold as part of the Units in the IPO, including as to exercise price, exercisability and exercise period.

Note 5— Related Party Transactions
Founder Shares
On December 4, 2021 the Sponsor acquired 2,875,000
Fo
under
S
hare
s
 for an aggregate purchase price of $25,000, or approximately $0.009 per share. On March 18, 2022, the sponsor surrendered to the Company for cancellation 862,500
Founder
S
hares for no consideration, resulting in the Company’s initial shareholders holding an aggregate of 2,012,500 Class B ordinary shares, or approximately $0.012 per share. As of March 31, 2022, there were 2,012,500
Founder Shares issued and outstanding.

The
F
ounder
S
hares are designated as Class B ordinary shares and will automatically convert into Class A ordinary shares at the time of the initial business combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted
basis, approximately 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the IPO
, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any private placement units issued to the Company’s sponsor, its affiliates or any member of the management team upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one
.
With certain limited exceptions, The Company’s sponsor and each member of the management team have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of the initial business combination and (B) subsequent to the initial business combination, (x) if the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial business combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s public shareholders having the right to exchange their ordinary shares for cash, securities or other property. The Company refers to such transfer restrictions throughout this prospectus as the lock-up.
Any permitted transferees would be subject to the same restrictions and other agreements of the Company’s sponsor and directors and executive officers with respect to any founder shares.
Promissory Note — Related Party
On December 4, 2021, the Sponsor has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. As of March 31, 2022 and December 31, 2021, the Company has an outstanding loan balance of $297,529

and $222,729 respectively. This loan is
non-interest
bearing, unsecured and is due at the earlier of (1) June 30, 2022 or (2) the date on which the Company consummates an initial public offering of its securities. The outstanding balance under the Promissory Note was repaid at the closing of the IPO on April 29, 2022.
Working Capital Loans
In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Any such loans would be on an interest-free basis and would be repaid only from funds held outside the trust account or from funds released to the Company upon completion of the Company’s initial Business Combination. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit, at the option of the lender. The units would be identical to the private placement units issued to the Sponsor. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s trust account.
As of March 31, 2022 or December 31, 2021, the Company had no borrowings under the working capital loans.

Note 6 — Commitments & Contingencies
Risks and Uncertainties
Management is currently evaluating the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statement. The financial statement do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights
The holders of the founder shares, private placement shares and private placement warrants, including any of those issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the private placement warrants that may be issued upon conversion of working capital loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed prior to or on the effective date of th
e IPO
. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statement filed after the completion of the initial business combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period, which occurs (i) in the case of the founder shares, and (ii) in the case of the private placement units and the respective Class A ordinary shares underlying such units, 30 days after the completion of the initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statement. In addition, pursuant to the registration and shareholder rights agreement, the Company’s sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to the Company’s board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.
Underwriting Agreement
The underwriters are entitled to underwriting discounts of (i) $0.20 per Public Unit,

or $1,610,000 in the aggregat
e,
 paid at the closing of the IPO and (ii) a deferred
underwriting discount of $0.35 per Public Unit, or approximate ly $2,817,500 in
the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Note 7 — Shareholder’s Deficit
Preference Shares
 — The Company is authorized to issue 1,000,000 preference shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of April 28, 2022, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
 — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022, there were no Class A ordinary shares issued or outstanding.
Class
 B Ordinary Shares
 — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On December 4, 2021, the Company issued 2,875,000 Class B ordinary shares. On March 18, 2022, the sponsor surrendered to the Company for cancellation 862,500 Class B ordinary shares for no consideration, resulting in the Company’s initial shareholders holding an aggregate of 2,012,500 so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after IPO. As of March 31, 2022 and December 31, 2021, there were 2,012,500 Class B ordinary shares issued and outstanding.

Public
shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law. Unless specified in the Company’s amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act or applicable stock exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by the Company’s shareholders. Approval of certain actions will require a special resolution under Cayman Islands law, being the affirmative vote of at least two-thirds
of the Company’s ordinary shares that are voted, and pursuant to the amended and restated memorandum and articles of association; such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. The Company’s board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. There is no cumulative voting with respect to the appointment of directors, with the result that the holders of more than 50% of the shares voted for the appointment of directors can appoint all of the directors. The shareholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor. Prior to the initial business combination, (i)

1
2

only holders of the Company’s founder shares will have the right to vote on the appointment of directors and (ii) in a vote to continue the Company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two thirds of the votes of all ordinary shares voted at a general meeting), holders of the Company’s Class B ordinary shares will have ten votes for every Class B ordinary share and holders of the Company’s Class A ordinary shares will have one vote for every Class A ordinary share. These provisions of the Company’s amended and restated memorandum and articles of association may only be amended by a special resolution passed by not less than 90% of the Company’s ordinary shares who attend and vote at the Company’s general meeting which shall include the affirmative vote of a simple majority of the Company’s Class B ordinary shares. Holders of the Company’s
P
ublic
S
hares will not be entitled to vote on the appointment of directors prior to the initial business combination. In addition, prior to the completion of an initial business combination, holders of a majority of the Company’s founder shares may remove a member of the board of directors for any reason. In connection with the initial business combination, the Company may enter into a shareholders agreement or other arrangements with the shareholders of the target with respect to voting and other corporate governance matters following completion of the initial business combination.
Warrants
 — Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of the IPO
and 30 days after the completion of the initial business combination, except as discussed in the immediately succeeding paragraph. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will (except for Class 2
Warrants embe
d
ded
to
the Public
S
hares that are redeemed in connection with the initial business combination, which Class 2
W
arrants will expire upon redemption of such shares) expire five years after the completion of the initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
As of March 31, 2021 or December 31, 2021, no warrants were outstanding. The Company will account for warrants as equity instruments in accordance with ASC 815, Derivatives and Hedging, based on the specifics terms of the warrant agreement.
The Company has agreed that as soon as practicable, but in no event later than 20 business days, after the closing of the initial
B
usiness
C
ombination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial business combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Company’s Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at the Company’s option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, and the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” (defined below) less the exercise price of the warrants by (y) the fair market value. The “fair market value” as used in this paragraph means the volume weighted average price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.

1
3

Redemption of warrants when the price per Class A ordinary share equals or exceeds $16.50. Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $16.50 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “-Warrants-Public Shareholders’ Warrants-Anti-dilution Adjustments”) for any 20 trading days within a
30-trading
day period ending three trading days before the Company sends the notice of redemption to the warrant holders).

In addition, if (x) The Company issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial business combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Company’s sponsor or its affiliates, without taking into account any founder shares held by the Company’s sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial business combination on the date of the consummation of the initial business combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $16.50 per share redemption trigger price described above under “-Redemption of warrants when the price per Class A ordinary share equals or exceeds $16.50” will be adjusted (to the nearest cent) to be equal to 165% of the higher of the Market Value and the Newly Issued Price.
Note 8 — Subsequent Events
On April 29, 2022, the Company repaid the full balance of $328,854 related party promissory note.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Aimfinity Investment Corp. I. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Aimfinity Investment, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form
10-Q
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its IPO filed with the SEC on April 26, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are a blank check company incorporated on July 26, 2021 (inception) as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the sale of our shares, debt or a combination of cash, equity and debt. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 26, 2021 (inception) to March 31, 2022 were organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We may generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.
For the three months ended March 31, 2022 we had a net loss of $463, which consisted of formation and operating expenses of $463.
Liquidity and Capital Resources
Until the consummation of the IPO, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans from our Sponsor.
Subsequent to the end of the quarterly period covered by this Quarterly Report, on April 28, 2022, we consummated the IPO of 8,050,000 units (“Public Units”), inclusive of 1,050,000 Public Units sold to the underwriters upon the underwriters’ election to partially exercise their over-allotment option. Each Public Unit consists of one Class A ordinary share, $0.0001 par value per share (such shares included in the Public Units, the “Public Shares”), one Class 1 redeemable warrant (the “Class 1 Warrant”) and one-half
of one Class 2 redeemable warrant (the “Class 2 Warrant”, together with the Class 1 Warrant, the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one Public Share at an exercise price of $11.50 per share. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds of $80,500,000. Simultaneously with the closing of the IPO, we consummated the sale of 492,000 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit, generating gross proceeds of $4,920,000.
Following the closing of the IPO and sale of the Private Placement Units on April 28, 2022, a total of $82,110,000 was placed in a U.S.-based trust account maintained by U.S. Bank, National Association, acting as trustee (the “Trust Account”), and we had $1,495,650 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes. In connection with the IPO, we incurred $5,117,607 in transaction costs, consisting of $1,610,000 of underwriting fees, $2,817,500 of deferred underwriting fees and $690,107 of other offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
We intend to use the funds held outside the Trust Account to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If the Company completes the initial Business Combination, it would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity, at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment.
We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of December 31, 2021 and March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay affiliate of the Sponsor a monthly fee of $5,000 for office space, utilities and secretarial, and administrative and support services. We began incurring these fees on April 24, 2022 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriter is entitled to a deferred fee of $0.35 per share, or $2,817,500 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.
Critical Accounting Policies
The accompanying unaudited condensed financial statements are presented in conformity with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).
Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies, but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 or December 31, 2021.
Deferred Offering Costs
Deferred offering costs consist of legal, accounting and other costs (including underwriting discounts and commissions) incurred through the balance sheet date that are directly related to the IPO.

Net Loss Per Ordinary Share
Net loss per ordinary share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 262,500 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Notes 5 and 7). At March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of March 31, 2022, no balance was over the Federal Deposit Insurance Corporation (FDIC) limit.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.
Income Taxes
The Company accounts for income taxes under ASC 740. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company determined that the Cayman Islands is the Company’s only major tax jurisdiction.
The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
There is currently no taxation imposed on income by the Government of the Cayman Islands for the period from July 26, 2021 (inception) through March 31, 2022.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and General Counsel, to allow timely decisions regarding required disclosure.
As required by Rules
13a-15f
and
15d-15
under the Exchange Act, our Chief Executive Officer and General Counsel carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and General Counsel concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were effective.
Changes in Internal Control Over Financial Reporting
During the period covered by this Quarterly Report on Form
10-Q,
there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
None.

ITEM 1A.	RISK FACTORS.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our IPO filed with the SEC on April 7, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risk factors not currently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our IPO filed with the SEC on April 7, 2022, except for the following:
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; changing the treatment of financial projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and a proposed safe harbor for SPACs under the Investment Company Act of 1940, as amended (including certain time limits to announce and consummate a business combination). These proposed rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES.
On December 4, 2021, the Sponsor acquired 2,875,000 Class B ordinary Shares for an aggregate purchase price of $25,000. The issuance of such founder shares to the Sponsor was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On March 18, 2022, our sponsor surrendered to us for cancellation 862,500 Class B ordinary shares for no consideration, resulting in our Sponsor holding an aggregate of 2,012,500 Class B ordinary shares.
On April 28, 2022, we consummated the IPO of 8,050,000 Public Units, inclusive of 1,050,000 Public Units sold to the underwriters upon the underwriters’ election to partially exercise their over-allotment option. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds of $80,500,000. US Tiger Securities, Inc. and EF Hutton, division of Benchmark Investments, LLC acted as the joint book-running managers. The securities sold in the offering were registered under the Securities Act on a registration statement on Form
S-1
(File
No. 333-263874).
The registration statement became effective on April 25, 2022.
Substantially concurrently with the closing of the IPO, the Company completed the private placement of 492,000 Private Placement Units to the Sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $4,920,000.
The units sold as part of the Private Placement Units are identical to the units sold as part of the Public Units in the IPO, except that the Sponsor has agreed not to transfer, assign or sell any of the Private Placement Units (except to certain permitted transferees) until 30 days after the completion of the Company’s initial business combination. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
A total of $82,110,000 comprised of $80,850,000 of the proceeds from the IPO, and $3,220,000 of the proceeds from the Private Placement, were placed in a U.S.-based trust account maintained by U.S. Bank, National Association, acting as trustee.
We paid a total of $1,610,000 in underwriting discounts and commissions and $690,107 for other costs and expenses related to the IPO, including the Public Units issued pursuant to the partial exercise of the underwriters’ over-allotment option.
For a description of the use of the proceeds generated in our IPO and the Private Placement, see Part I, Item 2 of this Form
10-Q.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aimfinity Investment Corp. I

Date: June 9, 2022	By:	/s/ Jing Cao
Jing (“George”) Cao Chief Executive Officer

Aimfinity Investment Corp. I

Date: June 9, 2022	By:	/s/ Nicholas Torres III
Nicholas Torres III Chief Financial Officer

23