Form 10-Q
period 2022-06-30
Aimfinity Investment Corp. I
filed 2022-08-12
CIK 1903464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August 1
2
, 2022,
there were 8,542,000 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 2,012,500 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

AIMFINITY INVESTMENT CORP. I

i

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
AIMFINITY INVESTMENT CORP I.
BALANCE SHEET
June 30, 2022
(Unaudited)

	June 30, 2022	December 31, 2021

Assets
Current assets:
Cash	$805,689	$—
Deferred Offering Costs	—	245,025
Prepaid Expenses	248,338	—

Total current assets	1,054,027	245,025

Cash held in Trust Account	82,110,000	—

Total Assets	$83,164,027	$245,025

Liabilities, Temporary Equity, and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$140,855	$—
Payable – related party	6,875	—
Promissory note – related party	—	222,729

Total Current Liabilities	147,730	222,729

Deferred underwriters’ discount	2,817,500	—

Total Liabilities	2,965,230	222,729

Commitments and Contingencies

Ordinary shares subject to possible redemption, 8,050,000 shares at conversion value of $10.20 per share	82,110,000	—

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value, 1,000,000 shares authorized, non issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized 492,000 and 0 issued and outstanding (excluding 8,050,000 shares subject to possible redemption	49	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 2,012,500 shares issued and outstanding	201	201
Additional paid-in capital	—	24,799
Accumulated deficit	(1,911,453)	(2,704)

Total Shareholder’s (Deficit) Equity	(1,911,203)	22,296

Total Liabilities and Shareholders’ (Deficit) Equity	$83,164,027	$245,025

The accompanying notes are an integral part of these unaudited financial statements.

AIMFINITY INVESTMENT CORP. I
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2022
(Unaudited)

	For the	For the
	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Formation and operating costs	$125,429	$(125,892)

Loss from Operations	(125,429)	(125,892)

Other income:
Dividend earned on investment held in Trust Account	—	—

Net Loss	$(125,429)	$(125,892)

Basic and diluted weighted ordinary average shares outstanding, subject to possible redemption	5,573,077	2,801,934

Basic and diluted net income per ordinary shares subject to possible redemption	$0.42	$1.25

Basic and diluted weighted average ordinary shares outstanding	2,353,115	2,183,749

Basic and diluted net loss per ordinary share attributable to Aimfinity Investment LLC	$(1.05)	$(1.66)

The accompanying notes are an integral part of these unaudited financial statements.

AIMFINITY INVESTMENT CORP. I
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2022
(Unaudited)

	Preference Shares		Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount

Balance as of December 31, 2021	—	$—	—	$—	2,012,500	$201	$24,799	$(2,704)	$22,296
Net loss	—	—	—	—	—	—	—	(463)	(463)

Balance as of March 31, 2022	—	$—	—	$—	2,012,500	$201	$24,799	$(3,167)	$21,833
Sale of public units through public offering	—	—	8,050,000	805	—	—	80,499,195	—	80,500,000
Sale of private placement units	—	—	492,000	49	—	—	4,919,951	—	4,920,000
Underwriters’ discount	—	—	—	—	—	—	(4,427,500)	—	(4,427,500)
Other offering expenses	—	—	—	—	—	—	(690,107)	—	(690,107)
Reclassification of ordinary shares subject to redemption	—	—	(8,050,000)	(805)	—	—	(78,969,389)	—	(78,970,194)
Allocation of offering costs to ordinary shares subject to redemption	—	—	—	—	—	—	5,020,353	—	5,020,353
Accretion of carrying value to redemption value	—	—	—	—	—	—	(6,377,302)	(1,782,857)	(8,160,159)
Net loss	—	—	—	—	—	—	—	(125,429)	(125,429)

Balance as of June 30, 2022	—	$—	492,000	$49	2,012,500	$201	$(0)	$(1,911,453)	$(1,911,203)

The accompanying notes are an integral part of these unaudited financial statements.

AIMFINITY INVESTMENT CORP. I
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2022
(Unaudited)

For the
Six Months Ended
June 30, 2022
Cash Flows from Operating Activities:
Net loss	$(125,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(248,338)
Accrued expense	140,855
Franchise tax payable	—

Net cash used in operating activities	(233,375)

Cash Flows from Investing Activities:
Purchase of investment held in trust account	(82,110,000)

Net cash used in investing activities	(82,110,000)

Cash Flows from Financing Activities:
Proceeds from sale of public units through public offering	80,500,000
Proceeds from sale of private placement units	4,920,000
Payment of underwriters’ discount	(1,610,000)
Payment of offering costs	(690,107)
Related party payable	6,875
Proceeds from issuance of promissory from founder	351,150
Repayment on promissory note to related party	(328,854)

Net cash provided in financing activities	83,149,064

Net Change in Cash	805,688

Cash at beginning of period	—

Cash at end of period	$805,688

Supplemental Disclosure of Non-cash Financing Activities
Reclassification of ordinary shares subject to redemption	$82,110,000

The accompanying notes are an integral part of these unaudited financial statements.

AIMFINITY INVESTMENT CORP. I
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2022
Note 1 — Organization, Business Operation
Aimfinity Investment Corp. I (the “Company”) is a newly organized blank check company incorporated as a Cayman Islands exempted company on July 26, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar Business Combination with one or more businesses (the “Business Combination”). The Company has selected December 31 as its fiscal year end.
The Company is an early stage emerging growth company and, as such, the Company is subject to all of the risks associated with early stage emerging growth companies.
As of June 30, 2022, the Company had not commenced any operations. For the period from July 26, 2021 (inception) through June 30, 2022, the Company’s efforts have been limited to organizational activities as well as activities related to the IPO (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the IPO (as defined below).
The registration statement for the Company’s Initial Public Offering (“IPO”) became effective on April 25, 2022. On April 28, 2022 the Company consummated the IPO of 8,050,000 units (including 1,050,000 units issued upon the full exercise of the over-allotment option, the “Public Units”). Each unit consists of one share of the Company’s Class A ordinary shares, $0.0001 par value per share (such shares included in the Public Units, the “Public Shares”) and one Class 1 redeemable warrant (the “Class 1 Warrant”) and one-half
of one Class 2 redeemable warrant (the “Class 2 Warrant”, together with the Class 1 Warrant, the “Public Warrants”). Each whole warrant entitles the holder thereof to purchase one share of the Company’s Class A ordinary shares at a price of $11.50 per share, and only whole warrants are exercisable. The Public Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $80,500,000 on April 28, 2022.
Simultaneously with the closing of the IPO, the Company completed the private placement of 492,000 units, which included the 42,000 units sold pursuant to the exercise by the underwriter of its over-allotment option (the “Private Placement Units”) at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $4,920,000. The Private Placement Units are identical to the Public Units sold in the IPO, except that the holders have agreed not to transfer, assign or sell any of the Private Placement Units (except to certain permitted transferees) until 30 days after the completion of the Company’s initial Business Combination.
Transaction costs amounted to $5,117,607, consisting of $4,427,500 of underwriting fees and $690,107 of other offering costs. As of June 30, 2022, cash of $805,689 was held outside of the Trust Account and is available for the payment of offering costs, for the repayment of related party promissory note, and for working capital purposes.
Following the closing of the IPO and the issuance and the sale of Private Placement Units on April 28, 2022, $82,110,000 ($10.20 per Public Unit) of the net proceeds from the IPO, including proceeds from the sale of the Private Placement Units, was placed in a trust account (the “Trust Account”) maintained by U.S. Bank, National Association as a trustee. The funds in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act of 1940 (the “Investment Company Act”) which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay the franchise and income taxes, if any, the amended and restated memorandum and articles of association and subject to the requirements of law and regulation, will provide that the proceeds from the IPO and the sale of the Private Placement Units held in the trust account will not be released from the trust account (1) to the Company, until the completion of the initial Business Combination, or (2) to the Company’s public shareholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Public Shares that such shareholders properly elected to redeem, subject to the limitations described herein, (b) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of the Company’s Public Shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination within 15 months from the closing of the IPO (or up to 21 months from the closing of the IPO, if the Company extends the period of time to consummate a business combination in full, or as may be extended by the Shareholder Extension Period, as defined in the prospectus) or (B) with respect to any other provision relating to the rights of holders of the Company’s Public Shares, and (c) the redemption of the Company’s Public Shares if the Company has not consummated the business combination within 15 months from the closing of the IPO (or up to 21 months from the closing of the IPO, if the Company extends the period of time to consummate a business combination in full, or as may be extended by the Shareholder Extension Period, as defined in the prospectus), subject to applicable law.
The Company’s initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding deferred underwriting commissions and interest income earned on the trust account that is released for working capital purposes or to pay taxes) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.
The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company will have only 15 months from the closing of the IPO (or up to 21 months from the closing of the IPO if the Company extends the period of time to consummate a Business Combination in full, as described in more detail in this prospectus), the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to the Company to pay the franchise and income taxes that were paid by the Company or are payable by the Company, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
The founder shares are designated as Class B ordinary shares (the “Founder Shares”) are identical to the Public Shares included in the Units, and holders of Founder Shares have the same shareholder rights as public shareholders, except that: (a) the Founder Shares will automatically convert into the Company’s Public Shares at the time of the initial Business Combination, (b) the founder shares are subject to certain transfer restrictions, as described in more detail below; (c) prior to the initial Business Combination, only holders of the founder shares have the right to vote on the appointment of directors and holders of a majority of the Company’s founder shares may remove a member of the board of directors for any reason; (d) in a vote to continue the Company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two thirds of the votes of all ordinary shares voted at a general meeting), holders of the Company’s founder shares have ten votes for every founder share and, as a result, the Company’s initial shareholders will be able to approve any such proposal without the vote of any other shareholder; (e) the Company’s sponsor and each member of the management team have entered into an agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares (ii) to waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) that would modify the substance or timing of the obligation to provide holders of the Company’s Public Shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination within 15 months from the closing of the IPO (or up to 21 months from the closing of the IPO, if the Company extends the period of time to consummate a business combination in full, or as may be extended by the Shareholder Extension Period, as described in the prospectus) or (B) with respect to any other provision relating to the rights of holders of the Company’s Public Shares; and (iii) waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if the Company fail to consummate an initial Business Combination within 15 months from the closing of the IPO (or up to 21 months from the closing of the IPO, if the Company extends the period of time to consummate a business combination in full, or as may be extended by the Shareholder Extension Period, as described in the prospectus), although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame; and (f) the founder shares are entitled to registration rights. If the Company seek shareholder approval of the Company’s initial Business Combination, the Company will complete the initial Business Combination only if the Company obtains the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. In such case, the Company’s sponsor and each member of the management team have agreed to vote their founder shares and public shares in favor of the initial Business Combination.
The Founder Shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted
basis, approximately 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the IPO, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any private placement units issued to the Company’s sponsor, its affiliates or any member of the management team upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.
The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay the Company’s tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under the indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the sponsor will not be responsible to the extent of any liability for such third party claims.
Note 2 — Significant accounting policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results to be expected for any other interim period or for the full year. The unaudited condensed financial statements included in this Quarterly Report should be read in conjunction with the audited financial statements and notes thereto for the period from July 26, 2021 (inception) through to December 31, 2021, included in the Prospectus filed with the SEC on April 25, 2022.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 or December 31, 2021.
Cash held in Trust Account
As of June 30, 2022, $82,110,000 of the assets held in the Trust Account were held in the form of cash.
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
Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares
and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. (See Note 8).
Ordinary Shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, ordinary shares subject to possible redemption are presented at redemption value of $10.20 per share as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.
Net loss Per Ordinary Share
Net loss per ordinary share is computed by diving net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 262,500 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Notes 5 and 7). At June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
The net income (loss) per share presented in the statement of operations is based on the following:

	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Net loss	$(125,429)	$(125,892)
Accretion of carrying value to redemption value	(8,160,159)	(8,160,159)

Net loss including accretion of carrying value to redemption value	$(8,285,588)	$(8,286,051)

	For the three months ended June 30, 2022		For the six months ended June 30, 2022
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share	Redeemable Ordinary Share	Non- Redeemable Ordinary Share

Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(5,825,776)	$(2,459,812)	$(4,656,728)	$(3,629,323)
Accretion of carrying value to redemption value	8,160,159	—	8,160,159	—
Allocation of net income/(loss )	$2,334,383	$(2,459,812)	$3,503,431	$(3,629,323)

Denominators:
Weighted-average shares outstanding	5,573,077	2,353,115	2,801,934	2,183,749

Basic and diluted net income/(loss) per share	$0.42	$(1.05)	$1.25	$(1.66)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of June 30, 2022 and December 31, 2021, approximately $555,700 and $0, respectively, was over the Federal Deposit Insurance Corporation (FDIC) limit.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Note 3 — Cash Held in Trust Account
As of June 30, 2022 and December 31, 2021, assets held in Trust Account were $82,110,000 and $0, respectively, in cash.
Note 4 — Initial Public Offering
Pursuant to the IPO on April 28, 2022, the Company sold 8,050,000 Public Units at $10.00 per Public Unit, generating gross proceeds of $80,500,000. Each Public Unit consists of one Public Share and one Class 1 Warrant and one-half
of one Class 2 Warrant. The Company will not issue fractional shares. As a result, the warrants must be exercised in multiples of one whole warrant. Each whole warrant entitles the holder thereof to purchase one share of the Company’s Public Share at a price of $11.50 per share, and only whole warrants are exercisable. The warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO, and will (except for Class 2 Warrants embedded in the Public Shares that are redeemed prior to the consummation of the initial Business Combination, which Class 2 Warrants will expire upon redemption of such shares) expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. As a result, if the Public Shareholders redeem their Public Shares prior to the consummation of the initial Business Combination, the embedded Class 2 Warrants will expire.
The Class 1 and Class 2 warrants have similar terms, except that the Class 1 Warrants separated and began separately trading on the 52nd day following the effective date of the IPO. The New Units resulting from such separation (each such New Unit consisting of one Class A ordinary share and one-half
of one Class 2 Warrant) will not separate into Class A ordinary shares and redeemable warrants until consummation of the initial Business Combination.
All of the 8,050,000 Public Shares sold as part of the Public Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares if there is a stockholder vote or tender offer in connection with the business combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation, or in connection with the Company’s liquidation. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.
The Company’s redeemable common stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99.
If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in
capital).

As of June 30, 2022, the common stock reflected on the balance sheet are reconciled in the following table.

As of June 30, 2022
Gross proceeds	$80,500,000
Less:
Proceeds allocated to Class 1 public warrants	(1,529,806)
Offering costs of public shares	(5,020,353)
Plus:
Accretion of carrying value to redemption value	8,160,159

Ordinary shares subject to possible redemption	$82,110,000

Note 5 — Private Placement
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
Note 6— Related Party Transactions
Founder Shares
On December 4, 2021 the Sponsor acquired 2,875,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. On March 18, 2022, the sponsor surrendered to the Company for cancellation 862,500 Founder Shares for no consideration, resulting in the Company’s initial shareholders holding an aggregate of 2,012,500 Class B ordinary shares, or approximately $0.012 per share. As of June 30, 2022 and December 31, 2021, there were 2,012,500 Founder Shares issued and outstanding.
The Founder Shares are designated as Class B ordinary shares and will automatically convert into Class A ordinary shares at the time of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted
basis, approximately 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the IPO, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any private placement units issued to the Company’s sponsor, its affiliates or any member of the management team upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one
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
Promissory Note — Related Party
On December 4, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest
bearing, unsecured and is due at the earlier of (1) June 30, 2022 or (2) the date on which the Company consummates an initial public offering of its securities. The outstanding balance of $328,854 under the Promissory Note was repaid at the closing of the IPO on April 29, 2022.
Payable – Related Party
The Company entered an office lease agreement with Regus. The lease term is one year from December 2021 to December 2022 at $3,332 per month. The leased office was not occupied by the Company until May 1, 2022, after the Company completed the IPO. The Sponsor made payment for rent for the months of May 2022 and June 2022 for an aggregate amount of $6,875. In July 2022, the Company reimbursed such amount to the Sponsor.
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
As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the working capital loans.
Note 7 — Commitments & Contingencies
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
Registration Rights
The holders of the founder shares, private placement units and private placement warrants, including any of those issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the private placement warrants that may be issued upon conversion of working capital loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed prior to or on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the

Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statement filed after the completion of the initial Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period, which occurs (i) in the case of the founder shares, and (ii) in the case of the private placement units and the respective Class A ordinary shares underlying such units, 30 days after the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statement. In addition, pursuant to the registration and shareholder rights agreement, the Company’s sponsor, upon and following consummation of an initial Business Combination, will be entitled to nominate three individuals for appointment to the Company’s board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.
Underwriting Agreement
The underwriters are entitled to underwriting discounts of (i) $0.20 per Public Unit, or $1,610,000 in the aggregate, paid at the closing of the IPO and (ii) a deferred underwriting discount of $0.35 per Public Unit, or approximately $2,817,500 in the aggregate, upon the consummation of the Company’s initial Business Combination. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement.
Note 8 — Shareholders’ Equity (Deficit)
Preference Shares
 — The Company is authorized to issue 1,000,000 preference shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
 — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 492,000 and 0, respectively, Class A ordinary shares issued or outstanding.
Class
 B Ordinary Shares
 — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On December 4, 2021, the Company issued 2,875,000 Class B ordinary shares. On March 18, 2022, the sponsor surrendered to the Company for cancellation 862,500 Class B ordinary shares for no consideration, resulting in the Company’s initial shareholders holding an aggregate of 2,012,500 so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after IPO. As of June 30, 2022 and December 31, 2021, there were 2,012,500 Class B ordinary shares issued and outstanding.
Public shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law. Unless specified in the Company’s amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act or applicable stock exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by the Company’s shareholders. Approval of certain actions will require a special resolution under Cayman Islands law, being the affirmative vote of at least two-thirds
of the Company’s ordinary shares that are voted, and pursuant to the amended and restated memorandum and articles of association; such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. The Company’s board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. There is no cumulative voting with respect to the appointment of directors, with the result that the holders of more than 50% of the shares voted for the appointment of directors can appoint all of the directors. The shareholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor. Prior to the initial Business Combination, (i) only holders of the Company’s founder shares will have the right to vote on the appointment of directors and (ii) in a vote to continue the Company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two thirds of the votes of all ordinary shares voted at a general meeting), holders of the Company’s Class B ordinary shares will have ten votes for every Class B ordinary share and holders of the Company’s Class A ordinary shares will have one vote for every Class A ordinary share. These provisions of the Company’s amended and restated memorandum and articles of association may only be amended by a special resolution passed by not less than 90% of the Company’s ordinary shares who attend and vote at the Company’s general meeting which shall include the affirmative vote of a simple majority of the Company’s Class B ordinary shares. Holders of the Company’s Public Shares will not be entitled to vote on the appointment of directors prior to the initial Business Combination. In addition, prior to the completion of an initial Business Combination, holders of a majority of the Company’s founder shares may remove a member of the board of directors for any reason. In connection with the initial Business Combination, the Company may enter into a shareholders agreement or other arrangements with the shareholders of the target with respect to voting and other corporate governance matters following completion of the initial Business Combination.
Warrants
 — Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of the IPO and 30 days after the completion of the initial Business Combination, except as discussed in the immediately succeeding paragraph. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will (except for Class 2 Warrants embedded to the Public Shares that are redeemed in connection with the initial Business Combination, which Class 2 Warrants will expire upon redemption of such shares) expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
As of June 30, 2022, 8,050,000 Class 1 Warrants and 4,025,000 Class 2 Warrants are outstanding. As of June 30, 2022, there are 738,000 Private Warrants issued and outstanding. The Company will account for warrants as equity instruments in accordance with ASC 815, Derivatives and Hedging, based on the specifics terms of the warrant agreement.
The Company has agreed that as soon as practicable, but in no event later than 20 business days, after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Company’s Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at the Company’s option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, and the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” (defined below) less the exercise price of the warrants by (y) the fair market value. The “fair market value” as used in this paragraph means the volume weighted average price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.
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
Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date, up to August 12, 2022 on which the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would require adjustment or disclosure in the unaudited condensed financial statement.

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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 26, 2021 (inception) to June 30, 2022 were organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We may generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.
For the three months and six months ended June 30, 2022, we had a net loss of $125,429 and $125,892, respectively.
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

As of June 30, 2022, $82,110,000 of cash was held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
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
As of June 30, 2022, the Company had cash of $805,689 and working capital of $906,297. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans.
Accordingly, the accompanying unaudited condensed financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during the period leading up to the initial Business Combination. Based on the foregoing, management believes the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a business combination or one year from the date of this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying, and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target business, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
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

Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual Obligations
Registration Rights
The holders of the Founder Shares, Private Placement Units and Private Warrants, including any of those issued upon conversion of Working Capital Loans (and any Private Placement Units issuable upon the exercise of the Private Warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement signed on April 25, 2022. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed after the completion of our initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the costs and expenses of filing any such registration statements.
Underwriting Agreement
We granted the underwriters a
45-day
option from the date of the IPO to purchase up to 1,050,000 additional Public Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriters exercised the over-allotment option in full on April 27, 2022.
The underwriters received a cash underwriting discount of $0.20 per Public Unit, or $1,610,000 in the aggregate and paid at the closing of the IPO. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Public Unit, or approximately $2,817,500 in the aggregate upon the consummation of a business combination. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022.
Ordinary Shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, ordinary shares subject to possible redemption are presented at a redemption value of $10.20 per share as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.
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
Net Loss Per Ordinary Share
Net loss per ordinary share is computed by diving net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 262,500 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Notes 5 and 7). At June 30,

2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of June 30, 2022 and December 31, 2021, approximately $555,700 and $0, respectively, was over the Federal Deposit Insurance Corporation (FDIC) limit.
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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
As required by Rules
13a-15f
and
15d-15
under the Exchange Act, our Chief Executive Officer and General Counsel carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and General Counsel concluded that our disclosure controls and procedures (as defined in Rules
13a-15
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
If we pursue a target company with operations or opportunities outside of the United States for our initial Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial Business Combination, and if we effect such initial Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.
If we pursue a target company with operations or opportunities outside of the United States for our initial Business Combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial Business Combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates. If we effect our initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the united states; and

•	government appropriation of assets.
Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial Business Combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

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
For a description of the use of the proceeds generated in our IPO and the Private Placement, see Part I, Item 2 of this Form
10-Q.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aimfinity Investment Corp. I

Date: August 12, 2022	By:	/s/ Jing Cao
Jing (“George”) Cao Chief Executive Officer

Aimfinity Investment Corp. I

Date: August 12, 2022	By:	/s/ Nicholas Torres III
Nicholas Torres III Chief Financial Officer