Form 10-Q
period 2022-09-30
Aimfinity Investment Corp. I
filed 2022-11-14
CIK 1903464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

10022
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
of the Exchange Act).    Yes  ☒    No  ☐
As of November 1
4
, 2022 there were 8,542,000 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 2,012,500 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

AIMFINITY INVESTMENT CORP. I

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)	1
Condensed Balance Sheet as of September 30, 2022 (Unaudited) and December 31, 2021 (Audited)	1
Condensed Statements of Operations for the Three and Nine Months ended September 30, 2022 (Unaudited) and for the Period from July 26, 2021 (inception) through September 30, 2021 (Unaudited)	2
Condensed Statements of Changes in Shareholder’s Equity (deficit) for the Nine Months ended September 30, 2022 and for the Period from July 26, 2021 (inception) through September 30, 2021 (unaudited)	3
Condensed Statement of Cash Flows for the Nine Months ended September 30, 2022 (Unaudited) and for the Period from July 26, 2021 (Inception) through September 30, 2021 (Unaudited)	5
Notes to Unaudited Condensed Financial Statements	6
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25
Item 4. CONTROLS AND PROCEDURES	25

PART II – OTHER INFORMATION	26

Item 1. LEGAL PROCEEDINGS	26
Item 1A. RISK FACTORS	26
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES	28
Item 3. DEFAULTS UPON SENIOR SECURITIES	29
Item 4. MINE SAFETY DISCLOSURES	29
Item 5. OTHER INFORMATION	29
Item 6. EXHIBITS	29
SIGNATURES	30

i

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
AIMFINITY INVESTMENT CORP I.
CONDENSED BALANCE SHEETS
(Unaudited)

	SEPTEMBER 30, 2022	DECEMBER 31, 2021
Assets
Current assets:
Cash	$748,475	$—
Deferred offering costs	—	245,025
Prepaid expenses — current portion	156,845	—

Total current assets	905,320	245,025
Prepaid expenses — non-current portion	52,282
Cash held in Trust Account	82,153,675	—

Total Assets	$83,111,277	$245,025

Liabilities, Temporary Equity, and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$131,070	$—
Payable — related party	3,439	—
Promissory note — related party	—	222,729

Total Current Liabilities	134,509	222,729
Deferred underwriters’ discount	2,817,500	—

Total Liabilities	2,952,009	222,729

Commitments and Contingencies
Ordinary shares subject to possible redemption, 8,050,000 shares at conversion value of $10.20 per share	82,153,675	—
Shareholders’ (Deficit) Equity:
Preference shares, $0.0001 par value, 1,000,000 shares authorized, non issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 492,000 and 0 issued and outstanding (excluding 8,050,000 shares subject to possible redemption)	49	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 2,012,500 shares issued and outstanding	201	201
Additional paid-in capital	—	24,799
Accumulated deficit	(1,994,657)	(2,704)

Total Shareholders’ (Deficit) Equity	(1,994,407)	22,296

Total Liabilities, Temporary Equity and Shareholders’ (Deficit) Equity	$83,111,277	$245,025

The accompanying notes are an integral part of these unaudited condensed financial statements.

AIMFINITY INVESTMENT CORP. I
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022	For the Period From July 26, 2021 (inception) through September 30, 2021

Formation and operating costs	$83,204	$209,096	$—

Loss from Operations	(83,204)	(209,096)	—

Other income:
Interest earned on investment held in Trust Account	43,675	43,675	—

Net Loss	$(39,529)	$(165,421)	$—

Basic and diluted weighted ordinary average shares outstanding, subject to possible redemption	8,050,000	4,570,513	—

Basic and diluted net income per ordinary shares subject to possible redemption	$(0.00)	$0.58	$—

Basic and diluted weighted average ordinary shares outstanding	2,504,500	2,291,841	—

Basic and diluted net loss per ordinary share attributable to Aimfinity Investment LLC	$(0.01)	$(1.22)	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

AIMFINITY INVESTMENT CORP. I
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)

	For the Nine Months Ended September 30, 2022
	Preference shares		Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Equity (Deficit)
			Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021 (Audited)	—	$—	—	$—	2,012,500	$201	$24,799	$(2,704)	$22,296
Sale of public units through public offering	—	—	8,050,000	805	—	—	80,499,195	—	80,500,000
Sale of private placement shares	—	—	492,000	49	—	—	4,919,951	—	4,920,000
Underwriters’ discount	—	—	—	—	—	—	(4,427,500)	—	(4,427,500)
Other offering expenses	—	—	—	—	—	—	(690,107)	—	(690,107)
Reclassification of ordinary shares subject to redemption	—	—	(8,050,000)	(805)	—	—	(78,969,389)	—	(78,970,194)
Allocation of offering costs to ordinary shares subject to redemption	—	—	—	—	—	—	5,020,353	—	5,020,353
Accretion of carrying value to redemption value	—	—	—	—	—	—	(6,377,302)	(1,782,857)	(8,160,159)
Net loss	—	—	—	—	—	—	—	(125,892)	(125,892)

Balance as of June 30, 2022 (Unaudited)	—	$—	492,000	$49	2,012,500	$201	$—	$(1,911,453)	$(1,911,203)
Accretion of carrying value to redemption value								(43,675)	(43,675)
Net loss	—	—	—	—	—	—	—	(39,529)	(39,529)

Balance as of September 30, 2022 (Unaudited)	—	$—	492,000	$49	2,012,500	$201	$—	$(1,994,657)	$(1,994,407)

For the Period From July 26, 2021 (inception) through September 30, 2021
	Preference shares		Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Equity (Deficit)
			Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of July 26, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
	—	—	—	—	—	—	—	—	—

Balance as of September 30, 2021 (Unaudited)	—	$—	—	$—	—	$—	$—	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

AIMFINITY INVESTMENT CORP. I
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2022	For the Period From July 26, 2021 (inception) through September 30, 2021

Cash Flows from Operating Activities:
Net loss	$(165,421)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(43,675)
Changes in operating assets and liabilities:
Prepaid expenses	(209,127)	—
Accrued expense	131,070	—
Payable - related party	3,439	—

Net cash used in operating activities	(283,714)	—

Cash Flows from Investing Activities:
Purchase of investment held in trust account	(82,110,000)	—

Net cash used in investing activities	(82,110,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of public units through public offering	80,500,000	—
Proceeds from sale of private placement shares	4,920,000	—
Payment of underwriters’ discount	(1,610,000)	—
Payment of offering costs	(690,107)	—
Proceeds from issuance of promissory from founder	351,150	—
Repayment on promissory note to related party	(328,854)	—

Net cash provided in financing activities	83,142,189	—

Net Change in Cash	748,475	—
Cash at beginning of period	—	—

Cash at end of period	$748,475	$—

Supplemental Disclosure of Non-cash Financing Activities
Deferred underwriters’ discount	$2,817,500	—

Reclassification of ordinary shares subject to redemption	$82,110,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

AIMFINITY INVESTMENT CORP. I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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
As of September 30, 2022, the Company had not commenced any operations. For the period from July 26, 2021 (inception) through September 30, 2022, the Company’s efforts have been limited to organizational activities as well as activities related to the IPO (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the IPO (as defined below).
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
Transaction costs amounted to $5,117,607, consisting of $4,427,500 of underwriting fees and $690,107 of other offering costs. As of April 28, 2022 and September 30, 2022, cash of $1,495,650 and $748,475, respectively, were held outside of the Trust Account and is available for the payment of offering costs, for the repayment of related party promissory note, and for working capital purposes.
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

Going Concern Consideration
The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial Business Combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The balance sheet does not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. The accompanying financial statement has been prepared inconformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.
Note 2 — Significant accounting policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the
Securities and Exchange Commission (“SEC”).
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 or December 31, 2021.
Investments held in Trust Account
As of September 30, 2022, assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.
The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity
in accordance with ASC Topic 320 “Investments – Debt and Equity Securities.”
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.
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
Ordinary Shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, ordinary shares subject to possible redemption are presented at redemption value of 10.20 per share as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.
Net
L
oss Per Ordinary Share
Net loss per ordinary share is computed by diving net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 262,500 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Notes 5 and 7). At September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022

Net loss	$(39,529)	$(165,421)
Accretion of carrying value to redemption value	(43,675)	(8,203,834)

Net loss including accretion of carrying value of redemption value	$(83,204)	$(8,369,255)

	For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022
	Redeemable Common Stock	Non- Redeemable Common Stock	Redeemable Common Stock	Non- Redeemable Common Stock
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(63,460)	$(19,744)	$(5,574,150)	$(2,795,105)
Accretion of carrying value to redemption value	43,675	—	8,203,834	—

Allocation of net income/(loss)	$(19,785)	$(19,744)	$2,629,684	$(2,795,105)

Denominators:
Weighted-average shares outstanding	8,050,000	2,504,500	4,570,513	2,291,841

Basic and diluted net income/ (loss) per share	$(0.00)	$(0.01)	$0.58	$(1.22)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of September 30, 2022, approximately $498,000 was over the Federal Deposit Insurance Corporation (FDIC) limit.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed
financial statements.

Note 3 — Investments Held in Trust Account
As of September 30, 2022 and December 31, 2021, assets held in Trust Account were comprised of $82,153,675 and $0, respectively
in money market funds which are invested in the U.S. Treasury Securities, and $0, respectively.
The following table presents information about the Company’s assets that are measured at fair value on recurring basis at September 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$82,153,675
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
redemption provisions not solely within the control of the Company require ordinary share subject to redemption to be classified outside of permanent equity.
The Company’s redeemable ordinary shares are subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).
As of
September
30, 2022, the ordinary shares reflected on the balance sheet are reconciled in the following table.

As of September 30, 2022
Gross proceeds	$80,500,000
Less:
Proceeds allocated to Class 1 public warrants	(1,529,806)
Offering costs of public shares	(5,020,353)
Plus:
Accretion of carrying value to redemption value	8,203,834

Ordinary shares subject to possible redemption	$82,153,675

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
Note 6— Related Party Transactions
Founder Shares
On December 4, 2021 the Sponsor acquired 2,875,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. On March 18, 2022, the sponsor surrendered to the Company for cancellation 862,500 Founder Shares for no consideration, resulting in the Company’s initial shareholders holding an aggregate of 2,012,500 Class B ordinary shares, or approximately $0.012 per share. As of
September
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
Payable – Related Party
The Company entered an office lease agreement with Regus. The lease term is one year from December 2021 to December 2022 at $3,332 per month. The leased office was not occupied by the Company until May 1, 2022, after the Company completed the IPO. The Sponsor makes payments for rent and is reimbursed for such amounts from the Company. As of September 30, 2022, the Company had $3,438 payable to the Sponsor.
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
As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the working capital loans.
Note 7 — Commitments & Contingencies
Risks and Uncertainties
Management is currently evaluating the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed
financial statement
s
. The
unaudited condensed
financial statement
s
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
Note 8 — Shareholder’s Deficit
Preference Shares
 — The Company is authorized to issue 1,000,000 preference shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
 — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 492,000 and 0, respectively, Class A ordinary shares issued or outstanding.
Class
 B Ordinary Shares
 — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On December 4, 2021, the Company issued 2,875,000 Class B ordinary shares. On March 18, 2022, the sponsor surrendered to the Company for cancellation 862,500 Class B ordinary shares for no consideration, resulting in the Company’s initial shareholders holding an aggregate of 2,012,500 so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after IPO. As of September 30, 2022 and December 31, 2021, there were 2,012,500 Class B ordinary shares issued and outstanding.
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
As of September 30, 2022, 8,050,000 Class 1 Warrants and 4,025,000 Class 2 Warrants are issued and outstanding. As of September 30, 2022, there are 738,000 Private Warrants issued and outstanding. The Company will account for warrants as equity instruments in accordance with ASC 815, Derivatives and Hedging, based on the specifics terms of the warrant agreement.
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
Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date, up to November 14, 2022 on which the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would require adjustment or disclosure in the unaudited condensed financial statement.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 26, 2021 (inception) to September 30, 2022 were organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We may generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months and nine months ended September 30, 2022, we had a net loss of $39,529 and $165,421, respectively.

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

As of September 30, 2022, $82,153,675 held in the Trust Account were held in money market funds, which are invested in U.S. Treasury Securities. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of September 30, 2022, the Company had cash of $748,475 and working capital of $770,811. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, ordinary shares subject to possible redemption are presented at a redemption value of $10.20 per share as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 262,500 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Notes 5 and 7). At September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of September 30, 2022, approximately $498,000, was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our IPO filed with the SEC on April 7, 2022, our Quarterly Reports on Form 10-Q for the periods ended March 31, 2022 and June 30, 2022, filed with the SEC on June 9, 2022 and August 12, 2022, respectively, except as indicated below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risk factors not currently known to us or that we currently deem immaterial may also impair our business or results of operations.

The current economic downturn may lead to increased difficulty in completing our initial business combination.

Our ability to consummate our initial Business Combination may depend, in part, on worldwide economic conditions. In recent months, we have observed increased economic uncertainty in the United States and abroad. Impacts of such economic weakness include:

•	falling overall demand for goods and services, leading to reduced profitability;

•	reduced credit availability;

•	higher borrowing costs;

•	reduced liquidity;

•	volatility in credit, equity and foreign exchange markets; and

•	bankruptcies.

These developments could lead to inflation, higher interest rates, and uncertainty about business continuity, which may adversely affect the business of our potential target businesses and create difficulties in obtaining debt or equity financing for our initial Business Combination, as well as leading to an increase in the number of public shareholders exercising redemption rights in connection therewith.

Recent volatility in capital markets may affect our ability to obtain financing for our initial Business Combination through sales of our ordinary shares or issuance of indebtedness.

With uncertainty in the capital markets and other factors, financing for our initial Business Combination may not be available on terms favorable to us or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our ordinary shares. Any debt financing secured by us could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may limit the operations and growth of the surviving company of our initial Business Combination. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to complete our initial Business Combination.

Military conflict in Ukraine or elsewhere may lead to increase and price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial Business Combination.

Military conflict in Ukraine or elsewhere may lead to increase and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial Business Combination on acceptable commercial terms or at all.

There may be significant competition for us to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many companies have entered into business combinations with SPACs, and there are still many SPACs seeking targets for their initial business combination, as well as additional SPACs currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial Business Combination.

In addition, because there are a large number of SPACs seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial Business Combination and may result in our inability to consummate an initial Business Combination on terms favorable to our investors altogether.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

As the new rules and amendments concerning SPACs, announced by the SEC on March 30, 2022 (the “SPAC Rule Proposals”) relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its IPO registration statement. A company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO registration statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours that does not complete its business combination within 24 months after the effective date of the IPO registration statement.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial

Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our Public Shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, as of August 22, 2022, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 12-month anniversary of the effective date of the registration statement, instruct U.S. Bank National Association, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial Business Combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our Public Shareholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 12-month anniversary of the effective date of the IPO registration statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 12-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 12-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our Public Shareholders would receive upon any redemption or liquidation of the Company.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us to negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our trust account, raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements included elsewhere in this Quarterly Report were issued.

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

For a description of the use of the proceeds generated in our IPO and the Private Placement, see Part I, Item 2 of this Form 10-Q.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aimfinity Investment Corp. I

Date: November 14, 2022	By:	/s/ Jing Cao
Jing (“George”) Cao Chief Executive Officer

Aimfinity Investment Corp. I

Date: November 14, 2022	By:	/s/ Nicholas Torres III
Nicholas Torres III Chief Financial Officer