Form 10-K
period 2022-12-31
Aimfinity Investment Corp. I
filed 2023-04-17
CIK 1903464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

.
Commission File Number:
001-41361

AIMFINITY INVESTMENT CORP. I
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1641561
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

221 W 9th St , PMB 235 Wilmington, Delaware	19801
(Address of principal executive offices)	(Zip Code)
(425)
365-2933
(Registrant’s telephone number, including area code)
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐   No    ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☒    No  ☐
The aggregate market value of the ordinary shares held by
non-affiliates
of the registrant, computed as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was $84,224,120. The registrant’s units commenced public trading on the Nasdaq Stock Market LLC on April 26, 2022, and its new units and class 1 redeemable warrants commenced separate public trading on the Nasdaq Stock Market LLC on June 16, 2022.
As of
April 11
, 2023, there were 8,542,000 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 2,012,500 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete an initial business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•

our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic, the ongoing military action with the country of Ukraine commenced by the Russian Federation and Belarus in February 2022, adverse changes in general economic industry and competitive conditions, or adverse changes in government regulation or prevailing market interest rates;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

References in this report to “we,” “our,” “us” or the “Company” refer to Aimfinity Investment Corp. I. References to our “management” or our “management team” refer to our current officers and directors, and references to the “sponsor” refer to Aimfinity Investment LLC. References to “founder shares” are to shares of our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A ordinary shares issued upon the conversion thereof as provided herein, and references to “initial shareholders” are to holders of our founder shares prior to our initial public offering and any transferees of such founder shares.

Item 1. Business.

General

We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, we are a “shell company” as defined under the Securities Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash. On April 28, 2022, we consummated our initial public offering (the “IPO”) of 8,050,000 units, which included 1,050,000 units issued pursuant to the full exercise by the underwriters of their over-allotment option (the “Units”), each Unit consisting of one Class A ordinary share of the Company, par value $0.0001 per share (the “public shares”), one Class 1 redeemable warrant (the “Class 1 Warrant”) and one-half of one Class 2 redeemable warrant (the “Class 2 Warrant”) of the Company (each, a “Public Warrant”), each whole Public Warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, and the IPO generated gross proceeds of $80,500,000. Simultaneously with the closing of the IPO, we consummated a private placement (the “Private Placement”) with our sponsor, of an aggregate of 492,000 units (the “Private Placement Units”) (including 42,000 Private Placement Units purchased pursuant to the full exercise by the underwriters of their over-allotment option) at a price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $4,920,000. Each Private Placement Unit consists of one Class A ordinary share (the “Private Placement Shares”), one Class 1 Warrant, and one-half of one Class 2 Warrant. The terms and provisions of the warrants in the Private Placement Units (together, the “Private Placement Warrants”) are identical to the Public Warrants, except that, subject to certain limited exceptions, they are subject to transfer restrictions until 30 days following the consummation of the Company’s initial business combination. On April 28, 2022, a total of $82,110,000 of the net proceeds from the IPO and the Private Placement was deposited in a trust account (the “Trust Account”) established for the benefit of the Company’s public shareholders at a U.S. based trust account, with U.S. Bank, National Association, acting as trustee.

The Class 1 Warrant and Class 2 Warrants have similar terms, except that the Class 1 Warrants separated and began separate trading on June 16, 2022 (the 52nd day following the effective date of the IPO). Holders have the option to continue to hold the Units or separate the Class 1 Warrants from the Units. Separation of the Class 1 Warrants from the Units will result in new units consisting of one Class A ordinary share and one-half of one Class 2 Warrant (the “New Units”). Holders will need to have their brokers contact the Company’s transfer agent in order to separate the Units into Class 1 Warrants and New Units consisting of one Class A ordinary share and one-half of one Class 2 Warrant. Additionally, the Units and the New Units will automatically separate into their component parts and will not be traded after completion of the initial business combination.

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), the funds held in the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (a) to modify the substance or timing of the Company’s obligation to provide for the redemption of the Company’s public shares in connection with any proposed initial business combination or to redeem 100% of the Company’s public shares if it does not complete its initial business combination by July 28, 2023, or by January 28, 2024 if the period of time to consummate a business combination is extended (such period, the “Completion Window”) (such shareholder vote, a “Shareholder Extension Vote”) or (b) with respect to any other material provision relating to shareholders’ rights or pre-initial business combination activity and (iii) the redemption of the Company’s public shares if it is unable to complete its initial business combination within the Completion Window, subject to applicable law.

We are focused on identifying unique business concepts with high-performing organizations that have both aspirations to accelerate growth and create enduring value within the technology, hospitality or consumer services sector. While we will not be limited to a particular industry or geographic region in our identification and acquisition of a target company, we intend to focus on technology, consumer and hospitality and will not complete our initial business combination with a target that is headquartered in China (including Hong Kong and Macau) or conducts a majority of its business in China (including Hong Kong and Macau).

Founder Share and Private Placement Unit Distribution and Repurchase

On March 17, 2023, the sponsor initiated a distribution of 280,000 founder shares and 492,000 Private Placement Units of the Company held by the sponsor to Imperii Strategies LLC, Aimfinity Investment & Co., and Yuming Investments LLC, all existing members of the sponsor at that time, and entered into a repurchase agreement with Xin Wang, Joshua Gordon, James J. Long and Nicholas Torres III, then directors and officers of the Company, to transfer 10,000 founder shares each to the sponsor, as a result of which, the sponsor directly held 1,692,500 founder shares as of March 17, 2023. The sale and repurchase of the founder shares and the distributions were made pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Management Change

We were incorporated as a Cayman Islands exempted company on July 26, 2021. On the same date, Jing Cao and Qiang Wang were appointed as directors of the Company. On November 26, 2021, Jing Cao was also appointed as the Chief Executive Officer of the Company. On April 25, 2022, the registration statement of the Company’s IPO was declared effective by the Securities and Exchange Commission (the “SEC”). On the same date, Joshua Gordon, James J. Long and Xin Wang became directors of the Company. Nicholas Torres III was appointed as the Chief Financial Officer of the company on the same date.

On March 17, 2023, all of our directors and officers resigned from their respective positions. There was no known disagreement with any of the Company’s outgoing directors on any matter relating to the Company’s operations, policies or practices. Concurrently with the resignations, the Company, by ordinary resolution of the holders of the Class B ordinary shares of the Company, or the “founder shares”, appointed I-Fa Chang as sole director of the board of directors (the “Board”). On the same day, I-Fa Chang, exercising his authority as the sole director of the Board, appointed four new members to the Board to fill such vacancies, consisting of Kevin Vassily as a Class I director, Hanzhong (Han) Li and Teng-Wei Chen as Class II directors, and Xuedong (Tony) Tian as a Class III director, effective immediately. The Board then appointed Mr. Chang as the Chairman and Chief Executive Officer of the Company, and Mr. Tian as the Chief Financial Officer of the Company, effectively immediately. The Board further designated Mr. Chang as a Class III director.

All of our current officers and directors are U.S. citizens except that certain members of our management are Taiwan citizens. We do not believe that our officers, directors, sponsor and members of our sponsor have significant ties to China, except that our CFO, Mr. Tian, and our director, Dr. Li, lived in China more than twenty years ago. However, both Mr. Tian and Dr. Li are U.S. citizens and have spent their professional career in the United States (with the exception that Dr. Li worked as the CFO of a pharmaceutical company in China from 2017 to 2018). As we disclose in our Prospectus that we will not complete our initial business combination with a target that is headquartered in China (including Hong Kong and Macau) or conducts a majority of its business in China (including Hong Kong and Macau), we do not believe the historical path of one officer and one director will result in a material change in our search for a target company and the value of the securities that we are registering for sale. However, we cannot predict the perception from potential target companies or the market, it is uncertain whether that would make us a less attractive partner to a non-China-based target company and such perception may potentially limit or negatively impact our search for an initial business combination. See “Item 1A - Risk Factors - We do not have significant tie to China except that our CFO and one director, both of which are U.S. citizens, lived in China more than 20 years ago. It is uncertain whether that would make us a less attractive partner to a non-China -based target company and such perception may potentially limit or negatively impact our search for an initial business combination.” in this Report.

Business Strategy and Competitive Strengths

Our business strategy is to identify and complete our initial business combination with a company within the technology, hospitality or consumer services sector. Our selection process will leverage our team’s broad and deep relationship network, unique industry experiences and strong deal sourcing capabilities to access a broad spectrum of differentiated opportunities. This network has been developed through our team’s extensive experience and demonstrated success in both investing in and operating businesses in our target sectors and across a variety of industries.

Our team will communicate with their networks of relationships to articulate the parameters for our search for a target company and a potential business combination and begin the process of pursuing and reviewing potential opportunities.

We believe that our management team is well positioned to identify attractive business combination opportunities with a compelling industry backdrop and an opportunity for transformational growth. Our team’s objectives are to generate attractive returns for shareholders and enhance value through improving operational performance of the acquired company. We expect to favor opportunities with certain industry and business characteristics. Key industry characteristics include compelling long-term growth, attractive competitive dynamics, consolidation opportunities and low risk of technological obsolescence. Key business characteristics include high barriers to entry, significant streams of recurring revenue, opportunity for operational improvement, attractive steady-state margins, high incremental margins and attractive free cash flow characteristics.

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet some or all of these criteria and guidelines, which are not meant to be exhaustive. However, we intend to seek to acquire businesses that we believe:

•	are fundamentally sound but are underperforming their potential;

•	exhibit unrecognized value or other characteristics that we believe have been misevaluated by the marketplace;

•	are at an inflection point where we believe we can drive improved financial performance;

•	offer opportunities to enhance financial performance through organic initiatives and/or inorganic growth opportunities that we identify in our analysis and due diligence;

•

can benefit from our management and directors’ knowledge of the target sectors, proven collection of operational strategies and tools, and past experiences in profitability and rapidly scaling businesses;

•	are valued attractively relative to their existing cash flows and potential for operational improvement; and

•	offer an attractive potential return for our shareholders, weighing potential growth opportunities and operational improvements in the target business against any identified downside risks.

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that our management may deem relevant. However, we will not complete our initial business combination with a target that is headquartered in China (including Hong Kong and Macau) or conducts a majority of its business in China (including Hong Kong and Macau). In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our initial business combination, which would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations with a total aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding any deferred underwriters’ fees and taxes payable on the interest income earned on the Trust Account) at the time of our signing of a definitive agreement in connection with our initial business combination. We refer to this as the 80% of net assets test. If our board of directors determines that it is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm, with respect to the satisfaction of such criteria. In addition, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We will have until July 28, 2023, 15 months after the closing of the IPO (or up to 21 months as described below), to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months, we will, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination by up to six times, each time by an additional one months (up to January 28, 2024 to complete a business combination), subject to the sponsor depositing additional funds into the Trust Account as set out below. In connection with any such extension, public shareholders will not be offered the opportunity to vote on or redeem their shares. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement, in order to extend the time available for us to consummate our initial business combination for an additional three months, our sponsor or its affiliates or designees must deposit into the Trust Account $268,330.65 ($0.033333 per public share) on or prior to the date of the applicable deadline, for each one-month extension (up to an aggregate of $1,610,000, or $0.20 per public share, if we extend the period in full). We will issue a press release announcing each extension at least three days prior to the deadline. In addition, we will issue a press release the day after the deadline, announcing whether the funds have been timely deposited. Our sponsor and its affiliates or designees are obligated to fund the Trust Account in order to extend the time for us to complete our initial business combination, but our sponsor will not be obligated to extend such time. In addition to the foregoing arrangements, we may extend the period of time to consummate a business combination by a shareholder vote to amend our amended and restated memorandum and articles of association.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act.

Even if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the outstanding equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. If our securities are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of net asset test.

We may, at our option, pursue a business combination opportunity jointly with one or more entities affiliated with US Tiger Securities, Inc., a New Jersey corporation, a representative of the underwriters in the IPO (“US Tiger”). US Tiger and/or one or more investors in funds or separate accounts managed by or affiliated with US Tiger, which we refer to as an “Affiliated Joint Transaction.” Any such parties would co-invest only if (i) permitted by applicable regulatory and other legal limitations; (ii) we and US Tiger considered a transaction to be mutually beneficial to us as well as the affiliated entity; and (iii) other business reasons exist to do so, such as the strategic merits of including such co-investors, the need for additional capital beyond the amount held in our Trust Account to fund the initial business combination and/or the desire to obtain committed capital for closing the initial business combination. An Affiliated Joint Transaction may be effected through a co-investment with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the initial business combination by issuing to such parties a class of equity or equity-linked securities. We refer to this potential future issuance, or a similar issuance to other specified purchasers, as a “specified future issuance” throughout. The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. We are not obligated to make any specified future issuance and may determine not to do so. This is not an offer for any specified future issuance. Pursuant to the anti-dilution provisions of our Class B ordinary shares, any such specified future issuance would result in an adjustment to the conversion ratio such that our initial shareholders and their permitted transferees, if any, would retain their aggregate percentage ownership of founder shares at 20% of the sum of the total number of all ordinary shares issued and outstanding upon completion of the IPO plus all shares issued in the specified future issuance, unless the holders of a majority of the then-issued and outstanding Class B ordinary shares agreed to waive such adjustment with respect to the specified future issuance at the time thereof. We cannot determine at this time whether a majority of the holders of our Class B ordinary shares at the time of any such specified future issuance would agree to waive such adjustment to the conversion ratio. They may waive such adjustment due to (but not limited to) the following: (i) closing conditions which are part of the agreement for our initial business combination; (ii) negotiation with Class A shareholders on structuring an initial business combination; (iii) negotiation with parties providing financing which would trigger the anti-dilution provisions of the Class B ordinary shares; or (iv) as part of the Affiliated Joint Transaction. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Class B ordinary shares, but would reduce the percentage ownership of holders of our Class A ordinary shares. If such adjustment is waived, the specified future issuance would reduce the percentage ownership of holders of both classes of our ordinary shares.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. We will also utilize our management team’s expertise in analyzing and evaluating operating plans, financial projections and determining the appropriate return expectations given the risk profile of the target business as well as the suitability of the target to become a public company.

Members of our management team and board of directors may, directly or indirectly, own founder shares and/or Private Placement Units and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. In particular, because the founder shares were purchased at approximately $0.012 per share, the holders of our founder shares (including our management team that directly or indirectly own founder shares) could make a substantial profit after our initial business combination even if our public shareholders lose money on their investment as a result of a decrease in the post-combination value of their ordinary shares (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination). Further, such officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

We may, at our option, pursue an Affiliated Joint Transaction opportunity with an entity to which US Tiger, investment funds advised by US Tiger or an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the initial business combination by making a specified future issuance to any such entity. In addition, our CFO is also the Managing Director and Head of Capital Markets of US Tiger. As a result, US Tiger, as a representative to the underwriters of the IPO and a member of the Financial Industry Regulatory Authority, or FINRA, is an affiliate of us. We may utilize Mr. Tian’s affiliation with US Tiger during our search for suitable targets, if that occurs, we may engage US Tiger to act as our advisor in connection with the marketing of our business combination and pay to US Tiger a fee for such services upon consummation of our initial business combination. US Tiger is also affiliated or associated with Tradeup Inc., a founder of TradeUP Acquisition Corp. (“TradeUP Acquisition”), a SPAC listed on Nasdaq that has entered into a definitive business combination agreement with a biotech company. If we engage US Tiger to assist with marketing of our business combination, we may compete with TradeUP Acquisition for business opportunities, to the extent that TradeUP Acquisition’s business combination is not consummated, and certain members of management who presently has, and any of them in the future may have, additional fiduciary, contractual or other obligations to US Tiger, TradeUP Acquisition or to clients of US Tiger, or other affiliates of our sponsor pursuant to which such officer or director is or will be required to present a business combination opportunity. Additionally, certain of our officers and directors have fiduciary and contractual duties to other SPACs listed or to be listed on Nasdaq including Denali Capital Acquisition Corp., Inkstone Feibo Acquisition Corporation, Feutune Light Acquisition Corp. and Fortune Joy International Acquisition Corporation. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary, contractual or other obligations, including TradeUP Acquisition, Denali Capital Acquisition Corp., Inkstone Feibo Acquisition Corporation, Feutune Light Acquisition Corporation or Fortune Joy International Acquisition Corporation, he or she will honor his or her fiduciary, contractual or other obligations to present such opportunity to such entity and only present it to us if such entity rejects the opportunity and he or she determines to present the opportunity to us (including as described above). These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. However, we do not believe that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Redemption Rights for Public Shareholder upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, if any, divided by the number of then-issued and outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.20 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial owner must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our initial shareholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by July 28, 2023 (or by January 28, 2024, if we extend the period of time to consummate a business combination, or as may be extended by a Shareholder Extension Vote, as applicable) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq rules. If we held a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

Submission of Our Initial Business Combination to a Stockholder Vote

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval of our initial business combination, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our initial shareholders have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, assuming our initial shareholders continue to own the shares they currently own, we would not need any additional shares to be voted in favor of a transaction, in order to have such initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our initial shareholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by July 28, 2023 (or by January 28, 2024, if we extend the period of time to consummate a business combination, or as may be extended by a Shareholder Extension Vote, as applicable) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Limitation on Redemption upon Completion of our Initial Business Combination if We Seek Stockholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the IPO, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the IPO without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have by July 28, 2023 (or by January 28, 2024, if we extend the period of time to consummate a business combination, or as may be extended by a Shareholder Extension Vote, as applicable) to consummate an initial business combination. If we have not consummated an initial business combination within such prescribed time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within the prescribed time period. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Corporate Information

Our executive offices are located at 221 W 9th St, PMB 235, Wilmington, Delaware 19801 since March 2023, and our telephone number is 425-365-2933. We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in Current Reports on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us at by telephone at 425-365-2933.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to a traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than a typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a special purpose acquisition company, including our lack of an operating history and our potential need to seek shareholder approval of a proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”) and as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have encountered, and expect to continue to encounter, intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups, leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and potential future dilutions that our outstanding warrants represent, which may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at 221 W 9th St, PMB 235, Wilmington, Delaware 19801 since March 2023.

Previously, we maintained our executive offices at 1 Rockefeller Plaza, 11th Floor, New York, New York 10022

between our inception and March 2023. We consider our current office space adequate for our current operations.

Employees

We currently have two executive officers, our Chief Executive Officer and Chairman, I-Fa (Ivan) Chang, our Chief Financial Officer and Director, Xuedong (Tony) Xu. The two individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on the status of the proposed Transactions and, if the proposed Transactions are not consummated, whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

•

We are a recently incorporated blank check company incorporated as a Cayman Islands exempted company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

•

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

•

If we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

•

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

•

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•

The ability of our shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•

The ability of our shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

•

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our shareholders.

•

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

•

If the net proceeds of the IPO and the sale of the Private Placement Units not being held in the Trust Account are insufficient to allow us to operate until July 28, 2023 (or by January 28, 2024, as applicable), it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

•

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

•

If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or Public Warrants.

•

If a public shareholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	Our shareholders will not be entitled to protections normally afforded to investors of many other blank check companies.

•	We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

•

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

•	We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

•	We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

•

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

•	The current economic downturn may lead to increased difficulty in completing our business combination.

•	Recent volatility in capital markets may affect our ability to obtain financing for our business combination through sales of our ordinary shares or issuance of indebtedness.

•	Military conflict in Ukraine or elsewhere may lead to increased and price volatility for public traded securities, which could make it difficult for us to consummate the business combination.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our registration statement on Form S-1 (File No. 263874) filed in connection with our IPO and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022, as filed with SEC on June 9, 2022, August 12, 2022, and November 14, 2022, respectively.

In addition to any risk factors disclosed in our Prospectus, we believe the risks described below outline additional items of most concern to us:

We do not have significant tie to China except that our CFO, Mr. Tian, and one of our directors, Dr. Li, are U.S. citizens who had lived in China in the past, it is uncertain whether that would make us a less attractive partner to a non-China -based target company and such perception may potentially limit or negatively impact our search for an initial business combination.

All of our officers and directors/director nominees are U.S. citizens except that certain members of our management are Taiwan citizens. We believe that none of our officers, directors/director nominees, sponsor and member of our sponsor have significant ties to China. We do not believe that our officers, directors/director nominees, sponsor and members of our sponsor have significant ties to China, except that both our CFO, Mr. Tian, and our director, Dr. Li, lived in China more than twenty years ago. However, both Mr. Tian and Dr. Li are U.S. citizens and have spent their professional career in the United States (with the exception that Dr. Li worked as the CFO of a pharmaceutical company in China from 2017 to 2018). As provided in our Prospectus. we will not undertake an initial business combination with any company being based in or having the majority of the company’s operations in China (including Hong Kong and Macau). We do not believe the historical path of one officer and one director will result in a material change in our search for a target company and the value of the securities that we are registering for sale. However, we cannot predict the perception from potential target companies or the market, it is uncertain whether that would make us a less attractive partner to a non-China-based target company and such perception may potentially limit or negatively impact our search for an initial business combination.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own or lease any real estate or other physical properties materially important to our operation. We currently maintain our executive offices at 221 W 9th St, PMB 235, Wilmington, Delaware 19801 since March 2023. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, new units, Class A ordinary shares, warrants are each traded on The Nasdaq Stock Market LLC under the symbols “AIMAU,” “AIMBU,” “AIMA,” “AIMAW,” respectively. Our units commenced public trading on April 26, 2022, and our new units and class 1 warrants commenced separate public trading on June 16, 2022.

Holders

On December 31, 2022, there were 2 holders of record of our units, 1 holder of record of our Class A ordinary shares, 1 holder of record of our warrants, and 6 holders of record of our founder shares.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

In December 2021, we issued an aggregate of 2,875,000 founder shares to our sponsor in exchange for a payment of $25,000 from our sponsor to cover for certain expenses on behalf of us, or approximately $0.009 per share. On March 18, 2022, our sponsor surrendered to the Company for cancellation 862,500 Class B ordinary shares for no consideration, resulting in our initial shareholders holding an aggregate of 2,012,500 Class B ordinary shares, or approximately $0.012 per share. On March 29, 2022, the sponsor transferred 20,000 founder shares to Nicholas Torres III, then Chief Financial Officer of the Company, and 60,000 founder shares to Xin Wang, Joshua Gordon and James J. Long, then independent directors of the Board. On March 17, 2023, the sponsor initiated a distribution of 280,000 founder shares held under its record to Imperii Strategies, LLC, Aimfinity & Co. Ltd., and Yuming Investments LLC, its then existing members, all of which are permitted transferees of the founder shares. On the same date, it entered into a repurchase agreement with Nicholas Torres III, Xin Wang, Joshua Gordon and James J. Long, each of which agreed to sell 10,000 founder shares back to the sponsor. The sale and repurchase of the founder shares were made pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

As described above under the heading “Business – General” in Part I of this report, on April 28, 2022, we consummated the Private Placement, with our sponsor and the underwriters, of an aggregate of 492,000 Private Placement Units (including over-allotment of 42,000 units) at a purchase price of $10.00 per Private Placement Unit, to the sponsor, generating gross proceeds to the Company of $4,920,000. On March 17, 2023, the sponsor initiated a distribution of all 492,000 Private Placement Units of the Company held by the sponsor to Imperii Strategies, LLC, Aimfinity & Co. Ltd., and Yuming Investments LLC, its then existing members, all of which are permitted transferees of the Private Placement Units. The private placement warrants in the Private Placement Units are substantially similar to the Public Warrants, except that if held by the sponsor or its permitted transferees, they may be exercised for cash or on a cashless basis and subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of the Company’s initial business combination. If the Private Placement Warrants are held by holders other than the sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company under all redemption scenarios and exercisable by holders on the same basis as the Public Warrants. The Private Placement Warrants have been issued pursuant to, and are governed by the Private Placement Warrants Purchase Agreement. The issuances of the Private Placement Warrants were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The sale of the Private Placement Warrants was made pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds from the Initial Public Offering

On April 28, 2022, we consummated our IPO of 8,050,000 Units, which included 1,050,000 Units issued pursuant to the full exercise by the underwriters of their over-allotment option. The Units were sold at a price of $10.00 per Unit, and the IPO generated gross proceeds of $80,500,000. US Tiger Securities, Inc. and EF Hutton, division of Benchmark Investments, LLC acted as the underwriters of the IPO. The securities sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (No. 333-263874). The SEC declared the registration statement effective on April 25, 2022.

On April 28, 2022, a total of $82,110,000 of the net proceeds from the IPO and the sale of the Private Placement Units was deposited in the Trust Account. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account and are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund and meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a business combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders,

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us,” “Aimfinity,” or “we” refer to Aimfinity Investment Corp. I. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Recent Development

On March 17, 2023, Aimfinity Investment LLC (the “Sponsor”) initiated a distribution of 280,000 founder shares and 492,000 private placement units of the Company held by the sponsor to Imperii Strategies LLC, Aimfinity & Co. Ltd., and Yuming Investments LLC, all existing members of the sponsor at that time, and entered into a repurchase agreement with Xin Wang, Joshua Gordon, James J. Long and Nicholas Torres III, then directors and officers of the Company, to transfer 10,000 founder shares each to the sponsor, as a result of which, the sponsor directly held 1,692,500 founder shares as of March 17, 2023.

On the same date, Mr. I-Fa Chang entered into a Membership Interest Purchase and Transfer Agreement (the “Membership Purchase Agreement”) with Aimfinity Investment LLC (the “Sponsor”), Imperii Strategies LLC, Aimfinity & Co. LTD and Yuming Investments LLC (each a “Seller, and collectively, the “Sellers”). Pursuant to the Membership Purchase Agreement, Mr. I-Fa Chang purchased all outstanding membership interests of the Sponsor from the Sellers, and became sole manager and member of the Sponsor, in exchange for the consideration of $1,000,000. Upon the purchased of membership interest, Mr. I-Fa Chang, as the sole member and manager of the sponsor, is deemed the beneficial owner of 1,692,500 founder shares.

All founder shares and private placement units remain subject to the terms of the Letter Agreement dated April 25, 2022 and applicable lockup restrictions (as described in the Company’s registration statement on Form S-1 (File No.: 263874), under the Securities Act of 1933, as amended, relating to the initial public offering of the Company).

In connection with the purchase of membership interest, on March 17, 2023, all of our then directors and officers resigned from their respective positions. There was no known disagreement with any of the Company’s outgoing directors on any matter relating to the Company’s operations, policies or practices. Concurrently with the resignations, the Company, by ordinary resolution of the holders of the Class B ordinary shares of the Company, or the “founder shares”, appointed I-Fa Chang as sole director of the board of directors (the “Board”). On the same day, I-Fa Chang, exercising his authority as the sole director of the Board, appointed four new members to the Board to fill such vacancies, consisting of Kevin Vassily as a Class I director, Hanzhong (Han) Li and Teng-Wei Chen as Class II directors, and Xuedong (Tony) Tian as a Class III director, effective immediately. The Board then appointed Mr. Chang as the Chairman and Chief Executive Officer of the Company, and Mr. Tian as the Chief Financial Officer of the Company, effectively immediately. The Board further designated Mr. Chang as a Class III director.

None of our officers or directors will receive any cash compensation for services rendered to us and the Company has entered into an Indemnity Agreement with each of our current directors and officers on March 17, 2023.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 26, 2021 (inception) to December 31, 2022 were organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We may generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the year ended December 31, 2022, we had a net loss of $352,037. For the period from July 26, 2021 (inception) through December 31, 2021, we had a net loss of $2,704.

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

As of December 31, 2022, $82,735,662 held in the Trust Account were held in money market funds, which are invested in U.S. Treasury Securities. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of December 31, 2022, the Company had cash of $710,573 and working capital of $41,420. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

Accordingly, the accompanying financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during the period leading up to the initial Business Combination. Based on the foregoing, management believes the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a business combination or one year from the date of this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying, and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target business, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Other Contractual Obligations

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

Critical Accounting Policies and Estimates.

In preparing these financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.\

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results may differ from these estimates. We have identified the following critical accounting policies and estimates

Emerging Growth Company Status

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Investments held in Trust Account

As of December 31, 2022, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholder’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2022, ordinary shares subject to possible redemption are presented at a redemption value of $10.28 per share as temporary equity, outside of the shareholder’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 262,500 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Notes 5 and 7). At December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of December 31, 2022, approximately $460,573, was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and December 31, 2021, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

The net proceeds of our IPO and the Private Placement held in the Trust Account are invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

Reference is made to Pages F-1 through F-19 comprising a portion of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer and General Counsel carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company failed to maintain effective controls over period-end reconciliation of account level balances that resulted errors in accrued expenses and operating expenses. The Company concluded it should reconcile the balance with vendor during the year end. As a result, management identified the material weaknesses in our internal control over financial reporting related to the accounting for accrued expense.

To remediate these material weaknesses, we developed a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.

Management’s Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the period covered by this Annual Report on Form 10-K, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
I-Fa Chang	51	Chief Executive Officer and Chairman
Xuedong (Tony) Tian	51	Chief Financial Officer and Director
Hanzhong (Han) Li	54	Director
Teng-Wei Chen	41	Director
Kevin Vassily	56	Director

Mr. I-Fa Chang has served as the Chairman and Chief Executive Officer of the Company since March 2023. Mr. Chang has more two decades of investment management and advisory experience. Since April 2022, Mr. Chang has served as Chairman and CEO of Inkstone Feibo Acquisition Corporation, a Delaware incorporated special purpose acquisition corporation (“Inkstone SPAC”) seeking Nasdaq listing. In 2012, Mr. Chang founded Inkstone Capital Co., Ltd., a technology-focused investment advisory firm (“Inkstone Capital”) serving clients in Mainland China, Hong Kong and Taiwan, and has served as its chief executive officer ever since. He has also served as an independent director of Sichuan Tianfu Bank, a regional bank based in Southeast China since 2015. Between October 2017 and June 2018, Mr. Chang served as a director and finance control officer for Finconn Inc., a subsidiary of the Taiwanese electronic manufacturing conglomerate, Foxconn. Before founding Inkstone Capital, Mr. Chang had extensive experience in financial and investment management across different sectors. Between June 2006 to December 2008, Mr. Chang served as a financial consultant for Chengdu Jiannanchun Shengbo Technology Co., Ltd., an IT solution company. He also served as a managing director for ARC China Investment Corporation, an investment management company from April 2007 to July 2011, and as a managing director for Xiamen Dazhou-ARC Investment Management Co., Ltd., a joint venture between ARC China and Dazhou Holding Group, a multi-industry conglomerate based in Xiamen, Fujian Province, PRC, from August 2011 to October 2012. Mr. Chang received his MBA in Finance from National Pingtung Science and Technology University in Taiwan, and his B.A. in Management Information System from California State University, San Bernardino.

Mr. Xuedong (Tony) Tian has served as our Chief Financial Officer and a member of our Board since March 2023. Mr. Tian has served as a managing director and head of capital markets at US Tiger Securities, Inc. since October 2020. He has also served as the CEO of Feutune Light Acquisition Corporation (Nasdaq: FLFV), a SPAC listed on Nasdaq, since March 2022, and a director since June 2022. He has also served as CFO and director of Inkstone SPAC. From May 2012 to October 2020, Mr. Tian was the founder and president of Weitian Group LLC, a corporate advisory and investor relations firm. Prior to that, Mr. Tian served as a sell-side equity analyst at various investment banks, including managing director covering China at Merriman Capital, Inc. from June 2013 to January 2016; executive director and lead analyst covering China Industrials and IT outsourcing at Oppenheimer & Co. Inc. from May 2011 to May 2012; vice president and lead China analyst at Ladenburg Thalmann & Co. Inc. from May 2010 to April 2011; senior associate covering Networking, Hardware & IT Supply Chain at Ticonderoga Securities LLC from October 2009 to May 2010; and associate covering Semiconductor & Semiconductor Capital Equipment at Pacific Crest Securities LLC (now part of KeyBanc) from April 2008 to September 2009. Mr. Tian holds an MBA degree from New York University, a M.A. degree in Economics from the University of Connecticut and M.S. and B.S. degrees in Land Resources and Management from China Agricultural University. Mr. Tian is a CFA charter holder and currently holds Series 7, 24, 63, and 79 licenses.

Dr. Hanzhong (Han) Li has served as a member of our Board since March 2023. Dr. Li has more than two decades of investment, operational and management experience in biotechnology industry. Since February 2019, Dr. Li has served as the senior vice president for Corporate Development at Eureka Therapeutics, a clinical stage biotechnology company developing antibody-TCR T-Cell therapies for oncology treatment based in California. In this role, Dr. Li is responsible for a variety of initiatives on finance, corporate and business development for the company. Before joining Eureka, Dr. Li spent two years as the chief financial officer at Ascentage Pharma Group. Between 2010 and 2017, Dr. Li served as deputy director in the strategy and portfolio management group at Bayer Pharmaceuticals (FWB: BAYN), a German pharmaceutical company. Earlier in his career, Dr. Li served as an equity research analyst at Morgan Stanley, Suntrust Robinson Humphrey and Stanford Financial Group in New York, covering biotech and biopharmaceutical companies for the period between 2002 and 2009. He also worked as a research scientist at Genentech, Inc., where he served as lead inventor of three patents on novel cytokines. Dr. Li received his Ph.D. in Pharmacology from the Boston University School of Medicine and MBA from the Anderson School of Business at UCLA. Dr. Li is a director nominee of Inkstone SPAC.

Dr. Teng-Wei Chen has served as a member of our Board since March 2023. Dr. Chen is an active start-up and early-stage investor in Southern Taiwan. Dr. Chen has served as managing director at You-Ci Management Consulting Co., Ltd., an investment company based in Pingtung, Taiwan, since 2015. Since 2018, Dr. Chen has been a director of New-shine Biomedical Co., Ltd., a Taiwanese biotechnology company of which he was also an investor. In 2019, he founded iDentist Business Space Co., Ltd., a provider of coworking and shared conferencing space provider in Pingtung, Taiwan. In 2021, Dr. Chen founded You-Cheng Internet Information Co., Ltd., an IT solution company based in Pingtung, and has served as its Chairman and CEO since then. As a dentist by training, Dr. Chen has been the chief dentist and manager of Sunshine Dental Clinic, in Pingtung, Taiwan since September 2015. From August 2012 to March 2014, Dr. Chen was a visiting dental specialist at Tainan Hospital, Ministry of Health and Welfare, Taiwan. Dr. Chen finished his residency at National Cheng Kung University Hospital, Taiwan, in July 2012, where he was a resident dentist for six years. Dr. Chen received his D.D.S. in Dentistry from China Medical University, Taiwan, in 2006. Dr. Li is a director nominee of Inkstone SPAC.

Mr. Kevin Vassily has served as a member of our Board since March 2023. Mr Vassily is a member of the board of directors of Denali Capital Acquisition Corp. (Nasdaq: DECA) since April 2022, and Feutune Light Acquisition Corp. (Nasaq: FLFV) since June 2022, two SPACs listed on Nasdaq. In January 2021, he was appointed Chief Financial Officer, and in March 2021, became a member of the board of directors of iPower Inc. (Nasdaq: IPW), an online hydroponic equipment retailer and supplier. Prior to joining iPower, from 2019 to January 2021, Mr. Vassily served as Vice President of Market Development for Facteus, Inc., a financial analytics company focused on the Asset Management industry. From March 2019 through Janurary 2020, he served as an advisor at Woodseer Global, a financial technology firm providing global dividend forecasts. From October 2018 through its acquisition in March 2020, Mr. Vassily served as an advisor at Go Capture (which was acquired by Deloitte China in 2020), where he was responsible for providing strategic, business development, and product development advisory services for the company’s emerging “Data as a Service” platform. Since February 2020, Mr. Vassily has served as a director of Zhongchao Inc. (Nasdaq: ZCMD), a provider of healthcare information, education and training services to healthcare professionals and the public in China. Since July 2018, Mr. Vassily has also served as an advisor at Prometheus Fund, a Shanghai-based merchant bank/private equity firm focused on the “green” economy. From April 2015 through May 2018, Mr. Vassily served as an associate director of research at Keybanc Capital Markets Inc. From June 2010 to April 2015, he served as the director of research at Pacific Epoch, LLC (a wholly-owned subsidiary of Pacific Crest Securities LLC). From May 2007 to May 2010, he served as the Asia Technology business development representative and as a senior analyst at Pacific Crest Securities. From July 2003 to September 2006, he served as senior research analyst in the semiconductor technology group at Susquehanna International Group, LLP. From September 2001 to June 2003, Mr. Vassily served as the vice president and senior research analyst for semiconductor capital equipment at Thomas Weisel Partners Group, Inc. Mr. Vassily began his career on Wall Street in August 1998, as a research associate covering the semiconductor industry at Lehman Brothers. He holds a B.A. in liberal arts from Denison University and an M.B.A. from the Tuck School of Business at Dartmouth College. Mr. Vassily is a director nominee of Tungray Technologies Inc., a Singapore-based manufacturing solution company seeking Nasdaq listing, and a director of Fortune Joy International Acquisition Corporation and of Inkstone SPAC.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Holders of our founder shares will have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended if approved by holders of at least 90% of our outstanding ordinary shares entitled to vote thereon. Each of our directors will hold office for a two-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the remaining directors of our board or by a majority of the holders of our ordinary shares (or, prior to our initial business combination, a majority of the holders of our founder shares).

Pursuant to a registration and shareholder rights agreement entered on April 25, 2022, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of one or more chair of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has one standing committee: an audit committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Kevin Vassly, Hanzhong (Han) Li, and Teng-Wei Chen will serve as members of our audit committee. Our board of directors has determined that each member of our audit committee is independent under the Nasdaq listing standards and applicable SEC rules. Kevin Vassily serves as the Chair of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent within one year of the listing of our Class A ordinary shares. Each member of the audit committee is financially literate and our board of directors has determined that Kevin Vassily qualifies as “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•

determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•	monitoring compliance on a quarterly basis and, if any non-compliance is identified, immediately taking all action necessary to rectify such non-compliance or otherwise causing compliance; and

•

reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Availability of Documents

We have filed a copy of our Code of Ethics and our audit committee charter as exhibits to the registration statement relating to our IPO. You will be able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation.

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Our sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 23, 2023, based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers and directors; and

•	all of our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of the date of this report.

	Class B ordinary shares			Class A ordinary shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned		Approximate Percentage of Class	Number of Shares Beneficially Owned		Approximate Percentage of Class
Aimfinity Investment LLC (our sponsor)	1,692,500	(1)	84.10%	—		—
I-Fa Chang	1,692,500	(1)	84.10%	—		—
All officers and directors as a group (5 individuals)	1,692,500		84.10%	—		—
George Jing Cao	280,000		13.91%	492,000	(2)	6.11%
Nicholas Torres III	10,000		*	—		—
James J. Long	10,000		*	—		—
Joshua Gordon	10,000		*	—		—
Xin Wang	10,000		*	—		—
Hudson Bay Capital Management LP	—		—	700,000	(3)	8.19%
Polar Asset Management Partners Inc.	—		—	567,916	(4)	6.65%
Kerry Propper	—		—	500,000	(5)	6.90%
AQR Capital Management, LLC	—		—	493,000	(6)	5.77%

*	Less than one percent.
(1)

The shares reported above are held in the name of our sponsor. I-Fa Chang is the manager and sole member of our sponsor. As such, each of the sponsor and I-Fa Chang may be deemed to share beneficial ownership of the ordinary shares held directly by our sponsor. I-Fa Chang disclaims any beneficial ownership of the ordinary shares held directly by our sponsor, and disclaims any beneficial ownership of such shares other than to the extent of any pecuniary interest each may have therein, directly or indirectly.

(2)	492,000 Private Placement Units, each Private Placement Unit consists of one Class A ordinary share, one Class 1 warrant and one-half of one warrant.
(3)

This information is based solely on a Schedule 13G filed by Hudson Bay Capital Management LP and Sander Gerber (collectively, the “Hudson Reporting Persons”) with the SEC on February 6, 2023. The Hudson Reporting Persons have a shared voting power of 700,000 shares and shared dispositive power of 700,000 shares. The business address of such holder is 28 Havemeyer Place, 2nd Floor, Greenwich, CT 06830

(4)

This information is based solely on a Schedule 13G filed by Polar Asset Management Partners Inc. (“Polar”) with the SEC on February 10, 2023. Polar has sole voting power of 500,000 shares and sole dispositive power of 500,000 shares. The business address of such holder is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(5)

This information is based solely on a Schedule 13G filed by Kerry Propper and Atonio Ruiz-Gimenez (“Propper Persons”) with the SEC on February 14, 2023. Propper Persons has sole voting power of 589,323 shares and sole dispositive power of 589,232 shares. The business address of such holder is 17 State Street, Suite 2100, New York, New York 10004.

(6)

This information is based solely on a Schedule 13G filed by AQR Capital Management, LLC, AQR Capital Management Holdings, LLC and AQR Arbitrage, LLC (collectively, the “AQR Persons”) with the SEC on February 14, 2023. The AQR Persons has a shared voting power of 493,000 shares and a shared dispositive power of 493,000 shares.

As of March [*], 2023, our initial shareholders beneficially owned approximately 20% of issued and outstanding ordinary shares and have the right to appoint all of our directors prior to our initial business combination. Holders of our public shares will not have the right to appoint any directors to our board of directors prior to our initial business combination. Because of this ownership block, our sponsor may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

Our sponsor has agreed (a) to vote any founder shares and public shares held by it in favor of any proposed business combination and (b) not to redeem any founder shares or public shares held by it in connection with a shareholder vote to approve a proposed initial business combination.

Our sponsor, our officers, our directors and US Tiger are deemed to be our “promoters” as such term is defined under the federal securities laws.

Transfers of Founder Shares and Private Placement Warrants

The founder shares, Private Placement Units, Private Placement Shares, Private Placement Warrants and any Class A ordinary shares issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in the agreements entered into by our sponsor and our initial shareholders. Our initial shareholders have agreed not to transfer, assign or sell any of their founder shares until the earlier of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. The Private Placement Units and the securities within the units are not transferable, assignable or salable until 30 days after the completion of our initial business combination. The foregoing restrictions are not applicable to transfers (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members or partners of our sponsor or their affiliates, any affiliates of our sponsor, or any employees of such affiliates; (b) in the case of an individual, by gift to a member of one of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement or in connection with the consummation of a business combination at prices no greater than the price at which the founder shares, Private Placement Units or Class A ordinary shares, as applicable, were originally purchased; (f) by virtue of our sponsor’s organizational documents upon liquidation or dissolution of our sponsor; (g) to the company for no value for cancellation in connection with the consummation of our initial business combination; (h) in the event of our liquidation prior to the completion of our initial business combination; or (i) in the event of our completion of a liquidation, merger, share exchange or other similar transaction which results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property after our completion of our initial business combination; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In December 2021, we issued an aggregate of 2,875,000 founder shares to our sponsor in exchange for a payment of $25,000 from our sponsor to cover for certain expenses on behalf of us, or approximately $0.009 per share. On March 18, 2022, our sponsor surrendered to the Company for cancellation 862,500 Class B ordinary shares for no consideration, resulting in our initial shareholders holding an aggregate of 2,012,500 Class B ordinary shares, or approximately $0.012 per share. The sponsor later transferred 20,000 founder shares to the Chief Financial Officer of the Company and 60,000 founder shares to certain members of our board of directors on March 29, 2022.

Our sponsor has purchased an aggregate of 492,000 Private Placement Units (with each Private Placement Unit consisting of one Private Placement Share, one Class 1 Warrant and one-half of one Class 2 Warrant (together the “Private Placement Warrant”)) at the price of $10.00 per unit. Each Private Placement Warrant entitles the holder to purchase one ordinary share at $11.50 per share, subject to adjustment. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

On March 16, 2023, the sponsor initiated a distribution of 280,000 founder shares and 492,000 private placement units of the Company held by the sponsor to its existing members. On the same date, it also entered into a repurchase agreement with Xin Wang, Joshua Gordon, James J. Long and Nicholas Torres III, then directors and officers of the Company, to transfer 10,000 founder shares each to the sponsor, as a result of which, the sponsor will directly hold 1,692,500 founder shares.

If any of our sponsor, officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he, she or it will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity.

No compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or their affiliates.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds held in the Trust Account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $10.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration and shareholder rights agreement with respect to the founder shares and Private Placement Warrants, which is described under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Contractual Obligations.”

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy does not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Director Independence

We will be a “controlled company” within the meaning of the Nasdaq rules prior to the consummation of our initial business combination. As a controlled company, we will not be required to comply with the Nasdaq rules that require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board of directors has determined that each of Kevin Vassly, Hanzhong (Han) Li, and Teng-Wei Chen are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. We expect a majority of our board of directors to be comprised of independent directors within 15 months from the date of listing to comply with the majority independent board requirement in Rule 5605(b) of the Nasdaq listing rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP (formerly, Friedman LLP, prior to Friedman LLP combining with Marcum LLP effective September 1, 2022), for services rendered in 2022:

Type of Fee	From July 26, 2021 (inception) through December 31, 2021	For the year ended December 31, 2022
Audit Fees	$30,000	$92,000
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statements Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes herein.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Copies of such material can be obtained on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

AIMFINITY INVESTMENT CORP. I
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm – Marcum LLP (PCAOB ID Number 688)	F-2
Report of Independent Registered Public Accounting Firm – Friedman LLP (PCAOB ID Number 711)	F-3
Balance Sheets as of December 31, 2021 and 2022	F-4
Statements of Operations for the year ended December 31, 2022, and for the period from July 26, 2021 (inception) Through December 31, 2021	F-5
Statements of Changes in Shareholders’ (Deficit) Equity for the year ended December 31, 2022, and for the period from July 26, 2021 (inception) Through December 31, 2021	F-6
Statements of Cash Flows for the year ended December 31, 2022, and for the period from July 26, 2021 (inception) Through December 31, 2021	F-7
Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Aimfinity Investment Corp. I
Opinion on the Financial Statements
We have audited the accompanying balance sheet

of Aimfinity Investment Corp. I (the “Company”) as of December 31, 2022, the related statements of operations, changes in shareholders’ (deficit) equity and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph — Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Marcum
LLP
Marcum
LLP
We have served as the Company’s auditor since 2021 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022).
Marlton, NJ
April 17, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Aimfinity Investment Corp. I
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Aimfinity Investment Corp. I (the “Company”) as of December 31, 2021 and the related statements of operations, changes in shareholders’ (deficit) equity and cash flows for the period from July 26, 2021 (inception) through December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from July 26, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/Friedman LLP
Friedman LLP
We served as the Company’s auditor from 2021 through 2022.
New York, NY
January 10, 2022

AIMFINITY INVESTMENT CORP. I
BALANCE SHEETS

	DECEMBER 31, 2022	DECEMBER 31, 2021

Assets
Current assets:
Cash	$710,573	$—
Deferred offering costs	—	245,025
Prepaid expenses—current portion	156,845	—

Total current assets	867,418	245,025
Prepaid expenses—non-current portion	13,070
Cash held in Trust Account	82,735,662	—

Total Assets	$83,616,150	$245,025

Liabilities, Temporary Equity, and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued expenses	$812,249	$—
Payable—related party	13,749	—
Promissory note—related party	—	222,729

Total Current Liabilities	825,998	222,729
Deferred underwriters’ discount	2,817,500	—

Total Liabilities	3,643,498	222,729

Commitments and Contingencies
Ordinary shares subject to possible redemption, 8,050,000 shares at conversion value of $10.28 per share	82,735,662	—
Shareholders’ (Deficit) Equity:
Preference shares, $0.0001 par value, 1,000,000 shares authorized, non issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 492,000 and 0 issued and outstanding (excluding 8,050,000 shares subject to possible redemption)	49	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 2,012,500 shares issued and outstanding	201	201
Additional paid-in capital	—	24,799
Accumulated deficit	(2,763,260)	(2,704)

Total Shareholders’ (Deficit) Equity	(2,763,010)	22,296

Total Liabilities, Temporary Equity and Shareholders’ (Deficit) Equity	$83,616,150	$245,025

F-
4

AIMFINITY INVESTMENT CORP. I
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Period From July 26, 2021 (inception) through December 31, 2021

Formation and operating costs	$977,699	$2,704

Loss from Operations	(977,699)	(2,704)

Other income:
Interest earned on investment held in Trust Account	625,662	—

Net Loss	$(352,037)	$(2,704)

Basic and diluted weighted ordinary average shares outstanding, subject to possible redemption	5,447,534	—

Basic and diluted net income per ordinary shares subject to possible redemption	$0.44	$—

Basic and diluted weighted average ordinary shares outstanding	2,345,442	1,750,000

Basic and diluted net loss per ordinary share attributable to Aimfinity Investment LLC	$(1.17)	$(0.002)

The accompanying notes are an integral part of these audited financial statements.

F-
5

AIMFINITY INVESTMENT CORP. I
STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

	Preference shares		Ordinary Shares				Additional		Total
			Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2021	—	$—	—	$—	2,012,500	$201	$24,799	$(2,704)	$22,296
Sale of public units through public offering	—	—	8,050,000	805	—	—	80,499,195	—	80,500,000
Sale of private placement shares	—	—	492,000	49	—	—	4,919,951	—	4,920,000
Underwriters’ discount	—	—	—	—	—	—	(4,427,500)	—	(4,427,500)
Other offering expenses	—	—	—	—	—	—	(690,107)	—	(690,107)
Reclassification of ordinary shares subject to redemption	—	—	(8,050,000)	(805)	—	—	(78,969,389)	—	(78,970,194)
Allocation of offering costs to ordinary shares subject to redemption	—	—	—	—	—	—	5,020,353	—	5,020,353
Accretion of carrying value to redemption value	—	—	—	—	—	—	(6,377,302)	(2,408,519)	(8,785,821)
Net Loss	—	—	—	—	—	—	—	(352,037)	(352,037)

Balance as of December 31, 2022	—	$—	492,000	$49	2,012,500	$201	$—	$(2,763,260)	$(2,763,010)

	For the Period From July 26, 2021 (inception) through December 31, 2021
	Preference shares		Ordinary Shares				Additional		Total
			Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of July 26, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Founder shares issued to initial shareholders	—	—	—	—	2,012,500	201	24,799	—	25,000
Net Loss	—	—	—	—	—	—	—	(2,704)	(2,704)

Balance as of December 31, 2021	—	$—	—	$—	2,012,500	$201	$24,799	$(2,704)	$22,296

The accompanying notes are an integral part of these audited financial statements.

F-
6

AIMFINITY INVESTMENT CORP. I
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period From July 26, 2021 (inception) through December 31, 2021
Cash Flows from Operating Activities:
Net loss	$(352,037)	$(2,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(625,662)
Changes in operating assets and liabilities:
Prepaid expenses	(169,915)	—
Accrued expense	812,249	—
Payable—related party	13,749	—

Net cash used in operating activities	(321,616)	(2,704)

Cash Flows from Investing Activities:
Purchase of investment held in trust account	(82,110,000)	—

Net cash used in investing activities	(82,110,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Class B ordinary shares	—	25,000
Proceeds from sale of public units through public offering	80,500,000	—
Proceeds from sale of private placement shares	4,920,000	—
Payment of underwriters’ discount	(1,610,000)	—
Payment of offering costs	(690,107)	(22,296)
Proceeds from issuance of promissory from founder	351,150	—
Repayment on promissory note to related party	(328,854)	—

Net cash provided in financing activities	83,142,189	2,704

Net Change in Cash	710,573	—
Cash at beginning of period	—	—

Cash at end of period	$710,573	$—

Supplemental Disclosure of Non-cash Financing Activities
Deferred offering costs paid by promissory note-related party	$—	$222,729

Reclassification of ordinary shares subject to redemption	$82,110,000	$—

Accretion of carrying value to redemption value	$8,785,821	$—

The accompanying notes are an integral part of these audited financial statements.

F-
7

Aimfinity Investment Corp. I
Notes To Financial Statements
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
As of December 31, 2022, the Company had not commenced any operations. The Company’s only activities from July 26, 2021 (inception) to December 31, 2022 were organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the IPO (as defined below).
The registration statement for the Company’s Initial Public Offering (“IPO”) became effective on April 25, 2022. On April 28, 2022 the Company consummated the IPO of 8,050,000 units (including 1,050,000 units issued upon the full exercise of the over-allotment option, the “Public Units”). Each unit consists of one share of the Company’s Class A ordinary share and one Class 1 public warrant and one-half
of one Class 2 public warrant. Each whole warrant entitles the holder thereof to purchase one share of the Company’s Class A ordinary share at a price of $11.50 per share, and only whole warrants are exercisable. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $80,500,000 on April 28, 2022.
Substantially concurrently with the closing of the IPO, the Company completed the private sale of 492,000 unites of Class A Ordinary Shares (the “Private Placement Shares”) at a purchase price of $10.00 per Private Placement Share, generating gross proceeds to the Company of $4,920,000. The Private Placement Shares are identical to the shares of Class A Ordinary Shares sold as part of the Units in the IPO, except that the holders have agreed not to transfer, assign or sell any of the Private Placement Shares (except to certain permitted transferees) until 30 days after the completion of the Company’s initial Business Combination.
Transaction costs amounted to $5,117,607, consisting of $4,427,500 of underwriting fees and $690,107 of other offering costs. As of December 31, 2022, cash of $710,573 were held outside of the Trust Account (as defined below) and is available for working capital purposes.
Following the closing of the IPO and the issuance and the sale of Private Placement Shares on April 28, 2022, $82,110,000 ($10.20 per Public Unit) from the net proceeds of the sale of the Public Units in the IPO and the sale of Private Placement Shares was placed in a trust account (the “Trust Account”) maintained by U.S. Bank, National Association as a trustee. The funds in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a 7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay the franchise and income taxes, if any, the amended and restated memorandum and articles of association and subject to the requirements of law and regulation, will provide that the proceeds from the IPO
 and the sale of the private placement units held in the trust account will not be released from the trust account (1) to the Company, until the completion of the initial business combination, or (2) to the Company’s public shareholders, until the earliest of (a) the completion of the initial business combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of the Company’s Class A ordinary shares the right to have their shares redeemed in connection with the initial business combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial business combination within 15 months from the closing of th
e IPO
 (or up to 21 months from the closing of th
e IPO
, if the Company extends the period of time to consummate a business combination, or as may be extended by the Shareholder Extension Period, as applicable) or (B) with respect to any other provision relating to the rights of holders of the Company’s Class A ordinary shares, and (c) the redemption of the Company’s public shares if the Company has not consummated the business combination within 15 months from the closing of th
e IPO
 (or up to 21 months from the closing of th
e IPO
, if the Company extends the period of time to consummate a business combination, or as may be extended by the Shareholder Extension Period, as applicable), subject to applicable law.

F-
8

Aimfinity Investment Corp. I
Notes To Financial Statements

The Company’s initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding deferred underwriting commissions and interest income earned on the trust account that is released for working capital purposes or to pay taxes) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.
The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company will have only 15 months from the closing of th
e IPO
 (or up to 21 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination in full, as described in more detail in this prospectus), the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to the Company to pay the franchise and income taxes that were paid by the Company or are payable by the Company, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
The founder shares are designated as Class B ordinary shares are identical to the Class A ordinary shares included in the units being sold in th
e
IPO
, and holders of founder shares have the same shareholder rights as public shareholders, except that: (a) the founder Class B ordinary shares will automatically convert into the Company’s Class A ordinary shares at the time of the initial business combination, (b) the founder shares are subject to certain transfer restrictions, as described in more detail below; (c) prior to the initial business combination, only holders of the founder shares have the right to vote on the appointment of directors and holders of a majority of the Company’s founder shares may remove a member of the board of directors for any reason; (d) in a vote to continue the Company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two thirds of the votes of all ordinary shares voted at a general meeting), holders of the Company’s founder shares have ten votes for every founder share and, as a result, the Company’s initial shareholders will be able to approve any such proposal without the vote of any other shareholder; (e) the Company’s initial shareholders have entered into agreements with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares (ii) to waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) that would modify the substance or timing of the obligation to provide holders of the Company’s Class A ordinary shares the right to have their shares redeemed in connection with the initial business combination or to redeem

% of the Company’s public shares if the Company does not complete the initial business combination within
15
months from the closing of th
e IPO
 (or up to
21
months from the closing of th
e IPO
, if the Company extends the period of time to consummate a business combination, as described in more detail in this prospectus, or as may be extended by the Shareholder Extension Period, as applicable) or (B) with respect to any other provision relating to the rights of holders of the Company’s Class A ordinary shares; and (iii) waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if the Company fail to consummate an initial business combination within
15
months from the closing of th
e IPO
 (or up to
21
months from the closing of the IPO, if the Company extends the period of time to consummate a business combination, or as may be extended by the Shareholder Extension Period, as applicable), although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if the Company fails to complete the initial business combination within the prescribed time frame; and (f) the founder shares are entitled to registration rights. If the Company seek shareholder approval of the Company’s initial business combination, the Company will complete the initial business combination only if the Company obtains the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. In such case, the Company’s initial shareholders have agreed to vote their founder shares and public shares in favor of the initial business combination.

Aimfinity Investment Corp. I
Notes To Financial Statements

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
The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay the Company’s tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under the indemnity of the underwriters of th
e IPO
 against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the sponsor will not be responsible to the extent of any liability for such third party claims.
Going Concern Consideration
The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial Business Combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The balance sheet does not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. The accompanying financial statements have been prepared inconformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.
Note 2 — Significant accounting policies
Basis of Presentation
These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).
Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart The Company’s Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statement, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b) (1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and

Aimfinity Investment Corp. I
Notes To Financial Statements
comply with the requirements that apply to
non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $710,573 in cash as of December 31, 2022. The Company had no cash equivalents as of December 31, 2022 or December 31, 2021.
Investments held in Trust Account
As of December 31, 2022, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.
The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity
in accordance with ASC Topic 320 “Investments — Debt and Equity Securities.”
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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification,

Aimfinity Inve
stm
ent Corp. I
Notes To Financial Statements

the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. (See Note 8).

Ordinary Shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholder’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2022 and December 31, 2021, ordinary shares subject to possible redemption are presented at redemption value of

$
10.28

per
 share as temporary equity, outside of the shareholder’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Ordinary Shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Ordinary Shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.
Net income (loss) Per Ordinary Share
The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per redeemable and non-redeemable ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding between the redeemable and non-redeemable shares during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of

262,500
Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Notes 5 and 7). In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less dividends paid. The Company then allocated the undistributed income (loss) based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares.
Subsequent measurement adjustments recorded pursuant to ASC 480-10-S99-3A related to redeemable shares are treated in the same manner as dividends on non-redeemable shares. Class A ordinary shares are redeemable at a price determined by the Trust Account held by the Company. This redemption price is not considered a redemption at fair value. Accordingly, the adjustments to the carrying amount are reflected in the Earnings Per Share (“EPS”) using the two-class method. The Company has elected to apply the two-class method by treating the entire periodic adjustment to the carrying amount of the Class A ordinary shares subject to possible redemption like a dividend.
Based on the above, any remeasurement of redemption value of the Class A ordinary shares subject to possible redemption is considered to be dividends aid to the Public Shareholders. Warrants issued are contingently exercisable (i.e., on the later of 30 days after the completion of the initial Business Combination or 15 months from the closing of the IPO). For EPS purpose, the warrants are anti-dilutive since they would generally not be reflected in basic or diluted EPS until the contingency is resolved. As of December 31, 2022, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per ordinary share is the same as basic earnings per ordinary share for the period presented.

F-1
2

Aimfinity Investment Corp. I
Notes To Financial Statements

The net loss per share presented in the statement of operations is based on the following:

	For the Year Ended	For the Year Ended
	December 31, 2022	December 31, 2021
Net loss	$(352,037)	$(2,704)
Accretion of carrying value to redemption value	(8,785,821)	—

Net loss including accretion of carrying value of redemption value	$(9,137,858)	$(2,704)

	For the Year Ended		For the Year Ended
	December 31, 2022		December 31, 2021
	Redeemable Common Stock	Non- Redeemable Common Stock	Redeemable Common Stock	Non- Redeemable Common Stock
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(6,387,648)	$(2,750,210)	$—	$(2,704)
Accretion of carrying value to redemption value	8,785,821	—	—	—

Allocation of net income/(loss)	$2,398,173	$(2,750,210)	$—	$(2,704)

Denominators:
Weighted-average shares outstanding	5,447,534	2,345,442	—	1,750,000

Basic and diluted net income/ (loss) per share	$0.44	$(1.17)	$—	$(0.002)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of December 31, 2022, approximately $460,573 was over the Federal Deposit Insurance Corporation (FDIC) limit.
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
The fair value hierarchy is categorized into three levels based on the inputs as follows:

•
Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

F-1
3

Aimfinity Investment Corp. I
Notes To Financial Statements

•
Level 2—Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
Recent Accounting Pronouncements
Management doe
s
not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Note 3 — Investment Held in Trust Account
As of December 31, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $82,735,662 and $0, respectively, in money market funds which are invested in U.S. Treasury Securities.

F-1
4

Aimfinity Investment Corp. I
Notes To Financial Statements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022
Assets:
Trust Account—U.S. Treasury Securities Money Market Fund	1	$82,735,662
Note 4 — Initial Public Offering
Pursuant to the IPO on April 28, 2022, the Company sold 8,050,000 Public Units at $10.00 per Public Unit, generating gross proceeds of $80,500,000. Each Public Unit consists of one Public Share and one Class 1 Warrant and one-half
of one Class 2 Warrant. The Company will not issue fractional shares. As a result, the warrants must be exercised in multiples of one whole warrant. Each whole warrant entitles the holder thereof to purchase one share of the Company’s Public Share at a price of $11.50 per share, and only whole warrants are exercisable. The warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO, and will (except for Class 2Warrants embedded in the Public Shares that are redeemed prior to the consummation of the initial Business Combination, which Class 2 Warrants will expire upon redemption of such shares) expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. As a result, if the public shareholders redeem their Public Shares prior to the consummation of the initial Business Combination, the embedded Class 2 Warrants will expire.
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
All of the 8,050,000 public shares sold as part of the Public Units in the IPO contain a redemption feature which allows for the redemption of such public shares if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation, or in connection with the Company’s liquidation. In accordance with the Securities and Exchange Commission (the “SEC”) and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.
The Company’s redeemable ordinary shares is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99.
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
capital).
As of December 31, 2022, the ordinary shares reflected on the balance sheet are reconciled in the following table.

As of December 31, 2022
Gross proceeds	$80,500,000
Less:
Proceeds allocated to Class 1 public warrants	(1,529,806)
Offering costs of public shares	(5,020,353)
Plus:
Accretion of carrying value to redemption value	8,785,821

Ordinary Shares subject to possible redemption	$82,735,662

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
one-half
of one Class 2 Warrant.

F-1
5

Aimfinity Investment Corp. I
Notes To Financial Statements

The Sponsor will be permitted to transfer the Private Placement Units held by them to certain permitted transferees, including the Company’s officers and directors and other persons or entities affiliated with or related to it or them, but the transferees receiving such securities will be subject to the same agreements with respect to such securities as the sponsor. Otherwise, these private units will not, subject to certain limited exceptions, be transferable or saleable until

30
days after the completion of the Company’s Business Combination. The warrants included in the Private Placement Units will not be transferable, assignable or saleable until 30 days after the completion of the Company’s initial Business Combination (except as described herein). Otherwise, the warrants have terms and provisions that are identical to those of the warrants being sold as part of the Units in the IPO, including as to exercise price, exercisability and exercise period.
Note 6— Related Party Transactions
Founder Shares
On December 4, 2021 the Sponsor acquired 2,875,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. On March 18, 2022, the sponsor surrendered to the Company for cancellation 862,500 Founder Shares for no consideration, resulting in the Company’s initial shareholders holding an aggregate of 2,012,500 Class B ordinary shares, or approximately $0.012 per share. As of December 31, 2022 and December 31, 2021, there were 2,012,500 Founder Shares issued and outstanding.
On March 29, 2022, the sponsor transferred 20,000 founder shares to the Chief Financial Officer of the Company and 60,000 founder shares to certain members of the board of directors. If the officer and director nominee do not become a officer or director of the Company at the time of the Company’s initial public offering, is removed from office as director, or voluntarily resigns his position with the Company before a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company (“the Triggering Event”), all of such shares shall be returned to Sponsor. Further, considering that in case the business combination does not occur these awards will be forfeited, it was deemed that the above terms result in the vesting provision whereby the share awards would vest only upon the consummation of a business combination or change of control event. As a result, any compensation expense in relation to these grants will be recognized at the Triggering Event. As a result, the Company recorded no compensation expense for the year ended December 31, 2022.
The fair value of the Founder Shares on the grant date was approximately $1.37 per share. The valuation performed by the Company determined the fair value of the shares on the date of grant by applying a discount based upon a) the probability of a successful IPO, b) the probability of a successful business combination, and c) the lack of marketability of the Founder Shares. The aggregate grant date fair value of the awards amounted to approximately $111,774.
As of December 31, 2022, the Company determined that a Business Combination is not considered probable, the therefore, no stock-based compensation expense has been recognized. Total unrecognized compensation expense related to unvested Founder Shares at December 31, 2022 amounted to approximately $111,744 and is expected to be recognized upon the Triggering Event.
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
.
With certain limited exceptions, The Company’s initial shareholders have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A)

one year
after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Company’s Class A ordinary shares equals or exceeds $
12.00
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
Promissory Note — Related Party
On December 4, 2021, the Sponsor has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of this offering. This loan is non-interest
bearing, unsecured and is due at the earlier of (1) June 30, 2022 or (2) the date on which the Company consummates an initial public offering of its securities. The outstanding balance of $328,854 under the Promissory Note was repaid at the closing of the Initial Public Offering on April 29, 2022.
Payable – Related Party
The Company entered an office lease agreement with Regus. The lease term is one year from December 2021 and December 2022 at $3,332 per month. The leased office was not occupied by the Company until May 1, 2022 after the Company completed the IPO. The Sponsor make the payments for rent and is reimbursed the amounts from the Company. As of December 31, 2022 and 2021, the Company had $13,749 and $0 payable to the Sponsor.

Aimfinity Investment Corp. I
Notes To Financial Statements

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
As of December 31, 2022 and December 31, 2021, the Company had no borrowings under the working capital loans.
Note 7 — Commitments & Contingencies
Risks and Uncertainties
Management is currently evaluating the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Registration Rights
The holders of the founder shares, private placement shares and private placement warrants, including any of those issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the private placement warrants that may be issued upon conversion of working capital loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed prior to or on the effective date of this offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statement filed after the completion of the initial business combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period, which occurs (i) in the case of the founder shares, and (ii) in the case of the private placement units and the respective Class A ordinary shares underlying such units, 30 days after the completion of the initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statement. In addition, pursuant to the registration and shareholder rights agreement, the Company’s sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to the Company’s board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.
Underwriters Agreement
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
Note 8 — Shareholders’ (Deficit) Equity
Preference Shares
 — The Company is authorized to issue 1,000,000 preference shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
 — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and December 31, 2022, there were 492,000 and 0 Class A ordinary shares issued or outstanding.
Class
 B Ordinary Shares
 — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On December 4, 2021, the Company issued 2,875,000 Class B ordinary shares. On March 18, 2022, the sponsor surrendered to the Company for cancellation 862,500 Class B ordinary shares for no consideration, resulting in the Company’s initial shareholders holding an aggregate of 2,012,500 so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after IPO. As of December 31, 2022 and December 31, 2021, there were 2,012,500 Class B ordinary shares issued and outstanding.

Aimfinity Investment Corp. I
Notes To Financial Statements

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
Warrants
 — Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of this offering and 30 days after the completion of the initial business combination, except as discussed in the immediately succeeding paragraph. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will (except for Class 2 redeemable warrants attached to shares that are redeemed in connection with the initial business combination, which Class 2 redeemable warrants will expire upon redemption of such shares) expire five years after the completion of the initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
As of December 31, 2022, 8,050,000 Class 1 Warrants and 4,025,000 Class 2 Warrants are outstanding. As of December 31, 2022, there are 738,000 Private Warrants issued and outstanding. The Company will account for warrants as equity instruments in accordance with ASC 815, Derivatives and Hedging, based on the specific terms of the warrant agreement.
The Company has agreed that as soon as practicable, but in no event later than 20 business days, after the closing of the initial business combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial business combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Company’s Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at the Company’s option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, and the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market va
lue” (defined below) less the exercise price of the warrants by (y) the fair market value.

Aimfinity Investment Corp. I

Notes To Financial Statements

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
Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that these financial statements were issued. The Company did not identify any other subsequent events that would require adjustment or disclosure in the financial statements.
On March 17, 2023, the “Sponsor” initiated a distribution of 280,000 founder shares and 492,000 private placement units of the Company held by the Sponsor to Imperii Strategies LLC which is a member of the sponsor on behalf of the Sponsor and its existing members and entered into a repurchase agreement with Xin Wang, Joshua Gordon, James J. Long and Nicholas Torres III, then directors and officers of the Company, to transfer 10,000 founder shares each to the Sponsor, as a result of which, the Sponsor directly holds 1,692,500 founder shares.
On March 17, 2023, Mr. I-Fa Chang entered into a Membership Interest Purchase and Transfer Agreement (the “Membership Purchase Agreement”) with the “Sponsor, Imperii Strategies LLC, Aimfinity & Co. LTD and Yuming Investments LLC (each a “Seller, and collectively, the “Sellers”). Pursuant to the Membership Purchase Agreement, Mr. I-Fa Chang purchased all outstanding membership interests of the Sponsor from the Sellers, and became sole manager and member of the Sponsor, in exchange for the consideration of $
1,000,000
. Upon the purchased of membership interest, Mr. I-Fa Chang, as the sole member and manager of the sponsor, is deemed the beneficial owner of
1,692,500 founder shares.
In connection with the purchase of membership interest, on March 17, 2023, all of our then directors and officers resigned from their respective positions. There was no known disagreement with any of the Company’s outgoing directors on any matter relating to the Company’s operations, policies or practices. Concurrently with the resignations, the Company, by ordinary resolution of the holders of the Class B ordinary shares of the Company, or the “founder shares”, appointed I-Fa Chang as sole director of the board of directors (the “Board”). On the same day, I-Fa Chang, exercising his authority as the sole director of the Board, appointed four new members to the Board to fill such vacancies, consisting of Kevin Vassily as a Class I director, Hanzhong (Han) Li and Teng-Wei Chen as Class II directors, and Xuedong (Tony) Tian as a Class III director, effective immediately. The Board then appointed Mr. Chang as the Chairman and Chief Executive Officer of the Company, and Mr. Tian as the Chief Financial Officer of the Company, effectively immediately. The Board further designated Mr. Chang as a Class III director.
None of the new officers or directors will receive any cash compensation for services rendered to us and the Company has entered into an Indemnity Agreement with each of our current directors and officers on March 17, 2023.

F-1
9

EXHIBIT INDEX

Exhibit	Description

1.1	Underwriting Agreement, dated April 25, 2022, among the Company, US Tiger Securities, Inc. and EF Hutton, division of Benchmark Investments, LLC, as representatives of the several underwriters named therein(2)

3.1	Amended and Restated Memorandum and Articles of Association, dated April 25, 2022(2)

4.1	Specimen Unit Certificate(1)

4.2	Specimen New Unit Certificate(1)

4.3	Specimen Class A Ordinary Share Certificate(1)

4.4	Specimen Warrant Certificate(1)

4.5	Warrant Agreement, dated April 25, 2022, between the Company and VStock Transfer, LLC, as warrant agent(2)

4.6*	Description of Securities

10.1	Promissory Note, dated as of December 4, 2021 between the Company and the Sponsor(1)

10.2	Letter Agreement, dated April 25, 2022, among the Company and its officers, directors, director nominees and the Sponsor(2)

10.3	Investment Management Trust Agreement, dated April 25, 2022, between the Company and U.S. Bank Trust Company, National Association, as trustee(2)

10.4	Registration and Shareholder Rights Agreement, dated April 25, 2022, between the Company, the Sponsor and certain other security holders of the Company(2)

10.5	Securities Subscription Agreement, dated as of December 4, 2021, between the Company and the Sponsor(1)

10.6	Private Placement Units Purchase Agreement, dated April 25, 2022, between the Company and the Sponsor(2)

10.7	Form of Indemnity Agreement, dated April 25, 2022, between the Company and each of its directors and executive officers(2)

10.8	Form of Indemnity Agreement between the Company and each of the new directors and officers of the Company, dated March 17, 2023(3)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Form of Audit Committee Charter(1)

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith
**	Furnished herewith
***	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Aimfinity Investment Corp. I agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
(1)	Filed as an exhibit to the Registration Statement on Form S-1 filed with the SEC on March 25, 2022 (File No. 333-263874).
(2)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on April 29, 2022 (File No. 001-41361).
(3)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 20, 2023 (File No. 001-41361).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 17, 2023		Aimfinity Investment Corp. I

	By:	/s/ I-Fa Chang
Name: I-Fa Chang
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ I-Fa Chang I-Fa Chang	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	April 17, 2023

/s/ Xuedong (Tony) Tian Xuedong (Tony) Tian	Chief Financial Officer (Principal Financial and Accounting Officer)	April 17, 2023

/s/ Hanzhong (Han) Li Hanzhong (Han) Li	Director	April 17, 2023

/s/ Kevin D. Vassily Kevin D. Vassily	Director	April 17, 2023

/s/ Teng-Wei Chen Teng-Wei Chen	Director	April 17, 2023