Form 10-Q
period 2023-03-31
Aimfinity Investment Corp. I
filed 2023-05-22
CIK 1903464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to __________

Commission File Number 001-41361

AIMFINITY INVESTMENT CORP. I

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1641561
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

221 W 9th St, PMB 235

Wilmington, Delaware 19801

(Address of principal executive offices and zip code)

(425) 365-2933

(Registrant’s telephone number, including area code)

1 Rockefeller Plaza, 11th Floor, New York, New York

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

As of May 18, 2023 there were 8,542,000 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 2,012,500 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

AIMFINITY INVESTMENT CORP. I

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AIMFINITY INVESTMENT CORP. I

BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$5,169	$710,573
Prepaid expenses - current portion	183,203	156,845
Total current assets	188,372	867,418

Prepaid expenses - non-current portion	-	13,070
Cash held in Trust Account	83,563,893	82,735,662
Total Assets	$83,752,265	$83,616,150

Liabilities, Temporary Equity, and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$132,406	$812,249
Payable - related party	-	13,749
Total Current Liabilities	132,406	825,998

Deferred underwriters’ discount	2,817,500	2,817,500
Total Liabilities	2,949,906	3,643,498

Commitments and Contingencies

Ordinary shares subject to possible redemption, 8,050,000 shares at redemption value of $10.38 and 10.28 per share as of March 31, 2023 and December 31, 2022, respectively	83,563,893	82,735,662

Shareholders’ Deficit:
Preference shares, $0.0001 par value, 1,000,000 shares authorized, non issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 492,000 and 492,000 issued and outstanding (excluding 8,050,000 shares subject to possible redemption)	49	49
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 2,012,500 shares issued and outstanding	201	201
Additional paid-in capital	-	-
Accumulated deficit	(2,761,784)	(2,763,260)
Total Shareholders’ Deficit	(2,761,534)	(2,763,010)
Total Liabilities, Temporary Equity and Shareholders’ Deficit	$83,752,265	$83,616,150

The accompanying notes are an integral part of these unaudited financial statements.

AIMFINITY INVESTMENT CORP. I

STATEMENTS OF OPERATIONS

(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022

Formation and operating costs	$148,692	$463
Loss from Operations	(148,692)	(463)

Other income:
Interest earned on investment held in Trust Account	828,231	-

Net Income (Loss)	$679,539	$(463)

Basic and diluted weighted ordinary average shares outstanding, subject to possible redemption	8,050,000	-
Basic and diluted net income per ordinary shares subject to possible redemption	$0.09	$-
Basic and diluted weighted average ordinary shares outstanding	2,504,500	2,012,500
Basic and diluted net loss per ordinary share attributable to Aimfinity Investment LLC	$(0.01)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

AIMFINITY INVESTMENT CORP. I

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	For The Three Months Ended March 31, 2023
	Preference shares		Ordinary Shares				Additional		Total
			Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2022	-	$-	492,000	$49	2,012,500	$201	$-	$(2,763,260)	$(2,763,010)
Settlement of deferred offering costs	-	-	-	-	-	-	-	150,168	150,168
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(828,231)	(828,231)
Net Income	-	-	-	-	-	-	-	679,539	679,539
Balance as of March 31, 2023	-	$-	492,000	$49	2,012,500	$201	$-	$(2,761,784)	$(2,761,534)

	For The Three Months Ended March 31, 2022
	Preference shares		Ordinary Shares				Additional		Total
			Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2021	-	$-	-	$-	2,012,500	$201	$24,799	$(2,704)	$22,296
Net Loss	-	-	-	-	-	-	-	(463)	(463)
Balance as of March 31, 2022	-	$-	-	$-	2,012,500	$201	$24,799	$(3,167)	$21,833

The accompanying notes are an integral part of these unaudited financial statements.

AIMFINITY INVESTMENT CORP. I

STATEMENTS OF CASH FLOWS

(Unaudited)

	For The	For The
	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities:
Net income (loss)	$679,539	$(463)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation and operating cost	-	463
Interest earned on investment held in Trust Account	(828,231)	-
Changes in operating assets and liabilities:
Prepaid expenses	(13,288)	-
Accrued expense	(529,675)	-
Payable - related party	(13,749)	-
Net cash used in operating activities	(705,404)	-

Net Change in Cash	(705,404)	-

Cash at beginning of period	710,573	-
Cash at end of period	$5,169	$-

Supplemental Disclosure of Non-cash Financing Activities
Deferred offering costs paid by promissory note-related party	$-	$297,529
Accretion of carrying value to redemption value	$828,231	$-

The accompanying notes are an integral part of these unaudited financial statements.

Aimfinity Investment Corp. I

Notes To Financial Statements

(Unaudited)

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

As of March 31, 2023, the Company had not commenced any operations. The Company’s only activities from July 26, 2021 (inception) to March 31, 2023 were organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO (as defined below).

The registration statement for the Company’s Initial Public Offering (“IPO”) became effective on April 25, 2022. On April 28, 2022 the Company consummated the IPO of 8,050,000 units (including 1,050,000 units issued upon the full exercise of the over-allotment option, the “Public Units”). Each Public Unit consists of one share of the Company’s Class A ordinary share (the “public shares”) and one Class 1 public warrant (the “Class 1 Warrants”) and one-half of one Class 2 public warrant (the “Class 2 Warrants”). Each whole warrant entitles the holder thereof to purchase one share of the Company’s Class A ordinary share at a price of $11.50 per share, and only whole warrants are exercisable. The Public Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $80,500,000 on April 28, 2022.

Substantially concurrently with the closing of the IPO, the Company completed the private sale of 492,000 units of Class A Ordinary Shares (the “Private Placement Shares”) at a purchase price of $10.00 per Private Placement Share, generating gross proceeds to the Company of $4,920,000. The Private Placement Shares are identical to the shares of Class A Ordinary Shares sold as part of the Public Units in the IPO, except that the holders have agreed not to transfer, assign or sell any of the Private Placement Shares (except to certain permitted transferees) until 30 days after the completion of the Company’s initial Business Combination.

Transaction costs amounted to $5,117,607, consisting of $4,427,500 of underwriting fees and $690,107 of other offering costs. As of December 31, 2022 and March 31, 2023, cash of $710,573 and $5,169, respectively, were held outside of the Trust Account (as defined below) and is available for working capital purposes.

Following the closing of the IPO and the issuance and the sale of Private Placement Shares on April 28, 2022, $82,110,000 ($10.20 per Public Unit) from the net proceeds of the sale of the Public Units in the IPO and the sale of Private Placement Shares was placed in a trust account (the “Trust Account”) maintained by U.S. Bank, National Association as a trustee. The funds in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay the franchise and income taxes, if any, the amended and restated memorandum and articles of association of the Company, subject to the requirements of applicable laws and regulations, will provide that the proceeds from the IPO and the sale of the private placement units held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the Company’s public shareholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of the Company’s Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination by July 28, 2023 (or by January 28, 2024, if the Company extends the period of time to consummate a Business Combination, or as may be extended by the shareholders of the Company, which we call “the Shareholder Extension Period”, as applicable) or (B) with respect to any other provision relating to the rights of holders of the Company’s Class A ordinary shares, and (c) the redemption of the Company’s public shares if the Company has not consummated the Business Combination by July 28, 2023 (or by January 28, 2024, if the Company extends the period of time to consummate a Business Combination, or as may be extended by the Shareholder Extension Period, as applicable), subject to applicable law.

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

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company will have until July 28, 2023 (or until January 28, 2024, if the Company extends the period of time to consummate a Business Combination in full, as described in more detail in this prospectus), the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the franchise and income taxes that were paid by the Company or are payable by the Company, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The founder shares designated as Class B ordinary shares (the “founder shares”) are identical to the Class A ordinary shares included in the Public Units, and holders of founder shares have the same shareholder rights as public shareholders, except that: (a) the founder Class B ordinary shares will automatically convert into the Company’s Class A ordinary shares at the time of the initial Business Combination, (b) the founder shares are subject to certain transfer restrictions, as described in more detail below; (c) prior to the initial Business Combination, only holders of the founder shares have the right to vote on the appointment of directors and holders of a majority of the Company’s founder shares may remove a member of the board of directors for any reason; (d) in a vote to continue the Company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two thirds of the votes of all ordinary shares voted at a general meeting), holders of the Company’s founder shares have ten votes for every founder share and, as a result, the Company’s initial shareholders will be able to approve any such proposal without the vote of any other shareholder; (e) the Company’s sponsor, Aimfinity Investment LLC (the “Sponsor”) and each member of the management team have entered into an agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares (ii) to waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) that would modify the substance or timing of the obligation to provide holders of the Company’s Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination by July 28, 2023 (or by January 28, 2024, if the Company extends the period of time to consummate its initial Business Combination, as described in more detail in this prospectus, or as may be extended by the Shareholder Extension Period, as applicable) or (B) with respect to any other provision relating to the rights of holders of the Company’s Class A ordinary shares; and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if the Company fails to consummate its initial Business Combination by July 28, 2023 (or by January 28, 2024, if the Company extends the period of time to consummate its initial Business Combination, or as may be extended by the Shareholder Extension Period, as applicable), although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame; and (f) the founder shares are entitled to registration rights. If the Company seeks shareholder approval of its initial Business Combination, the Company must obtain the approval of an ordinary resolution under Cayman Islands law in order to complete the Business Combination, which approval requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. In such case, the Sponsor and each member of the management team have agreed to vote their founder shares and public shares in favor of the initial Business Combination.

The founder shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, approximately 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of this offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any private placement units issued to the Sponsor, its affiliates or any member of the management team upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

The Sponsor has agreed that it will be liable to the Company if, and to the extent that, any claims by either a third party (other than the Company’s registered public accounting firm) for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay the Company’s tax obligations; provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver (even if such waiver is not enforceable) of any and all rights to seek access to the Trust Account, nor will it apply to any claims under the indemnity of the IPO underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

Going Concern Consideration

The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial Business Combination within by July 28, 2023 (or January 28, 2024 if the Company extends the period of time to consummate a Business Combination, or as may be extended by the Shareholder Extension Period, as applicable), the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The balance sheet does not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company sufficient funds to meet the working capital needs of the Company until the consummation of an initial Business Combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. The accompanying financial statement has been prepared inconformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results to be expected for any other interim period or for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 17, 2023.

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

Further, Section 102(b) (1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934 (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $5,169 and $710,573 in cash as of March 31, 2023 and December 31, 2022, respectively. The Company had no cash equivalents as of March 31, 2023 or December 31, 2022.

Investments held in Trust Account

As of March 31, 2023, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, ordinary shares subject to possible redemption are presented at redemption value of $ 10.38 and $10.28 per share, respectively, as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Net income (loss) Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per redeemable and non- redeemable ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding between the redeemable and non-redeemable shares during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 262,500 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Notes 5 and 7). In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less dividends paid. The Company then allocated the undistributed income (loss) based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares.

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

Based on the above, any remeasurement of redemption value of the Class A ordinary shares subject to possible redemption is considered to be dividends aid to the public shareholders. Warrants issued are contingently exercisable (i.e., on the later of 30 days after the completion of the initial Business Combination or 15 months from the closing of the IPO). For EPS purpose, the warrants are anti-dilutive since they would generally not be reflected in basic or diluted EPS until the contingency is resolved. As of March 31, 2023, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per ordinary share is the same as basic earnings per ordinary share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2023	March 31, 2022
Net income (loss)	$679,539	$(463)

Accretion of carrying value to redemption value	(828,231)	-
Net loss including accretion of carrying value of redemption value	$(148,692)	$(463)

	For the Three Months Ended		For the Three Months Ended
	March 31, 2023		March 31, 2022
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(113,409)	$(35,283)	$-	$(463)
Accretion of carrying value to redemption value	828,231	-	-	-
Allocation of net income/(loss)	$714,822	$(35,283)	$-	$(463)

Denominators:
Weighted-average shares outstanding	8,050,000	2,504,500	-	2,012,500
Basic and diluted net income/ (loss) per share	$0.09	$(0.01)	$-	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of March 31, 2023 and December 31, 2022, approximately $0 and $460,573, respectively, was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

The fair value hierarchy is categorized into three levels based on the inputs as follows:

●	Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

●	Level 2 - Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

●	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

Note 3 — Investment Held in Trust Account

As of March 31, 2023 and December 31, 2022, assets held in the Trust Account were comprised of $83,563,893 and $82,735,662, respectively, in money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2023	December 31, 2022
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$83,563,893	$82,735,662
Total	1	$83,563,893	$82,735,662

Note 4 — Initial Public Offering

Pursuant to the IPO on April 28, 2022, the Company sold 8,050,000 Public Units at $10.00 per Unit, generating gross proceeds of $80,500,000. Each Public Unit consists of one public share and one Class 1 Warrant and one-half of one Class 2 Warrant. The Company will not issue fractional shares. As a result, the warrants must be exercised in multiples of one whole warrant. Each whole warrant entitles the holder thereof to purchase one Public Share at a price of $11.50 per share, and only whole warrants are exercisable. The warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO, and will (except for Class 2 Warrants embedded in the public shares that are redeemed prior to the consummation of the initial Business Combination, which Class 2 Warrants will expire upon redemption of such shares) expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. As a result, if the public shareholders redeem their public shares prior to the consummation of the initial Business Combination, the embedded Class 2 Warrants will expire.

The Class 1 Warrants and Class 2 Warrants have similar terms, except that the Class 1 Warrants separated and began separately trading on the 52nd day following the effective date of the IPO. The new units resulting from such separation (each consisting of one Class A ordinary share and one-half of one Class 2 Warrant) will not separate into Class A ordinary shares and redeemable warrants until consummation of the initial Business Combination.

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

As of March 31, 2023 and December 31, 2022, the amounts of ordinary shares reflected on the balance sheet are reconciled in the following table.

Gross proceeds	$80,500,000
Less:
Proceeds allocated to Class 1 public warrants	(1,529,806)
Offering costs of public shares	(5,020,353)
Plus:
Accretion of carrying value to redemption value	8,785,821
Ordinary shares subject to possible redemption, December 31, 2022	82,735,662
Plus:
Accretion of carrying value to redemption value	828,231
Ordinary shares subject to possible redemption, March 31, 2023	$83,563,893

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

The Sponsor will be permitted to transfer the Private Placement Units held by them to certain permitted transferees, including the Company’s officers and directors and other persons or entities affiliated with or related to it or them, but the transferees receiving such securities will be subject to the same agreements with respect to such securities as the founders. Otherwise, these Private Placement Units will not, subject to certain limited exceptions, be transferable or saleable until 30 days after the completion of the Company’s initial Business Combination. The warrants included in the Private Placement Units will not be transferable, assignable or saleable until 30 days after the completion of the Company’s initial Business Combination (except as described herein). Otherwise, the warrants have terms and provisions that are identical to those of the warrants being sold as part of the Public Units in the IPO, including as to exercise price, exercisability and exercise period.

Note 6 — Related Party Transactions

Founder Shares

On December 4, 2021 the Sponsor acquired 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. On March 18, 2022, the Sponsor surrendered 862,500 founder shares to the Company for cancellation for no consideration, resulting in the Company’s initial shareholders holding an aggregate of 2,012,500 Class B ordinary shares, or approximately $0.012 per share. As of March 31, 2023 and December 31, 2022, respectively, there were 2,012,500 founder shares issued and outstanding.

On March 29, 2022, the Sponsor transferred 20,000 founder shares to the chief financial officer of the Company and 60,000 founder shares to certain members of the board of directors. If any officer or director nominee does is not appointed as an officer or director of the Company at the time of the Company’s initial public offering, is removed from office or as director, or voluntarily resigns his position with the Company before a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company (a “Triggering Event”), all of founder shares so transferred shall be returned to Sponsor. Further, because these founder shares will be forfeited if the initial Business Combination is not consummated, it was deemed that the above founder share awards would vest only upon the consummation of a Business Combination or change of control event. As a result, any compensation expense in relation to these grants will be recognized at the Triggering Event. As a result, the Company recorded no compensation expense for the three months ended March 31, 2023.

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

As of March 31, 2023, the Company determined that a Business Combination is not considered probable, and therefore, no stock-based compensation expense has been recognized. Total unrecognized compensation expense related to unvested founder shares at March 31, 2023 amounted to approximately $111,744 and is expected to be recognized upon the Triggering Event.

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

With certain limited exceptions, the Sponsor and each member of the management team have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s public shareholders having the right to exchange their ordinary shares for cash, securities or other property. The Company refers to such transfer restrictions throughout this prospectus as the lock-up. Any permitted transferees would be subject to the same restrictions and other agreements of the Sponsor and directors and executive officers with respect to any founder shares.

Promissory Note — Related Party

On December 4, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. This loan was non-interest bearing and unsecured. The outstanding loan balance of $328,854 was repaid in connection with the closing of the IPO on April 29, 2022.

Payable – Related Party

The Company entered into an office lease agreement with Regus. The lease term was from December 1, 2021 through December 1, 2022  at $3,332 per month. The leased office was not occupied by the Company until May 1, 2022, following the IPO. The Sponsor made the rent payments and was reimbursed by the Company. As of March 31, 2023 and December 31, 2022, the Company had $0 and $13,749, respectively, payable to the Sponsor for rent under the lease.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Any such loans would be on an interest-free basis and would be repaid only from funds held outside the Trust Account or from funds released to the Company upon completion of the initial Business Combination. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit, at the option of the lender. The units would be identical to the Private Placement Units issued to the Sponsor. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s trust account.

As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the working capital loans.

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

Registration Rights

The holders of the founder shares, Private Placement Shares and private placement warrants, including any of those issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the private placement warrants that may be issued upon conversion of working capital loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed prior to or on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statement filed after the completion of the initial Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period, which occurs (i) in the case of the founder shares, and (ii) in the case of the Private Placement Units and the respective Class A ordinary shares underlying such units, 30 days after the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statement. In addition, pursuant to the registration and shareholder rights agreement, the Sponsor, upon and following consummation of an initial Business Combination, will be entitled to nominate three individuals for appointment to the Company’s board of directors, as long as the Sponsor holds any securities covered by the registration and shareholder rights agreement.

Underwriters Agreement

The underwriters are entitled to underwriting discounts of (i) $0.20 per Public Unit, or $1,610,000 in the aggregate, paid at the closing of the IPO and(ii) a deferred underwriting discount of $0.35 per Unit, or approximately $2,817,500 in the aggregate, upon the consummation of the Company’s initial Business Combination. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

Note 8 — Shareholders’ (Deficit) Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 492,000 and 492,000, respectively, Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On December 4, 2021, the Company issued 2,875,000 Class B ordinary shares. On March 18, 2022, the sponsor surrendered 862,500 Class B ordinary shares to the Company for cancellation for no consideration, resulting in the Company’s initial shareholders holding an aggregate of 2,012,500 so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after IPO. As of both March 31, 2023 and December 31, 2022, there were 2,012,500 Class B ordinary shares issued and outstanding.

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

Warrants — Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of the IPO and 30 days after the completion of the initial Business Combination, except as discussed in the immediately succeeding paragraph. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will (except for Class 2 redeemable warrants attached to shares that are redeemed in connection with the initial Business Combination, which Class 2 redeemable warrants will expire upon redemption of such shares) expire five years after the completion of the initial Business Combination, at 5:00 p.m. EST, or earlier upon redemption or liquidation.

As of both March 31, 2023 and December 31, 2022, there are 8,050,000 Class 1 Warrants and 4,025,000 Class 2 Warrants issued and outstanding. As of both March 31, 2023 and December 31, 2022, there are 738,000 private warrants issued and outstanding. The Company will account for warrants as equity instruments in accordance with ASC 815, Derivatives and Hedging, based on the specific terms of the warrant agreement.

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $16.50 — Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $16.50 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “-Warrants-Public Shareholders’ Warrants-Anti-dilution Adjustments”) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders).

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $16.50 per share redemption trigger price described above under “-Redemption of warrants when the price per Class A ordinary share equals or exceeds $16.50” will be adjusted (to the nearest cent) to be equal to 165% of the higher of the Market Value and the Newly Issued Price.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Aimfinity Investment Corp. I. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Aimfinity Investment, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward- looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (the “IPO” described below) filed with the Securities Exchange Commission (the “SEC”) on April 26, 2022 (File No. 333-263874) (the “Prospectus”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On April 28, 2022, we consummated our IPO of 8,050,000 units, which included 1,050,000 units issued pursuant to the full exercise by the underwriters of their over-allotment option (the “Public Units”), each Public Unit consisting of one Class A ordinary share of the Company, par value $0.0001 per share (the “public shares”), one Class 1 redeemable warrant (the “Class 1 Warrants”) and one-half of one Class 2 redeemable warrant (the “Class 2 Warrants”) of the Company (each, a “Public Warrant”), each whole Public Warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share. The Public Units were sold at a price of $10.00 per Unit, and the IPO generated gross proceeds of $80,500,000. Simultaneously with the closing of the IPO, we consummated a private placement (the “Private Placement”) with Aimfinity Investment LLC, our sponsor (the “sponsor”), of an aggregate of 492,000 units (the “Private Placement Units”) (including 42,000 Private Placement Units purchased pursuant to the full exercise by the underwriters of their over-allotment option) at a price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $4,920,000. Each Private Placement Unit consists of one Class A ordinary share (the “Private Placement Shares”), one Class 1 Warrant, and one-half of one Class 2 Warrant. The terms and provisions of the warrants in the Private Placement Units (together, the “Private Placement Warrants”) are identical to the Public Warrants, except that, subject to certain limited exceptions, they are subject to transfer restrictions until 30 days following the consummation of the Company’s initial business combination. On April 28, 2022, a total of $82,110,000 of the net proceeds from the IPO and the Private Placement was deposited in a trust account (the “Trust Account”) established for the benefit of the Company’s public shareholders at a U.S. based trust account, with U.S. Bank, National Association, acting as trustee.

The Class 1 Warrants and Class 2 Warrants have similar terms, except that the Class 1 Warrants separated and began separate trading on June 16, 2022 (the 52nd day following the effective date of the IPO). Holders have the option to continue to hold the Public Units or separate the Class 1 Warrants from the Public Units. Separation of the Class 1 Warrants from the Public Units will result in new units consisting of one Class A ordinary share and one-half of one Class 2 Warrant (the “New Units”). Holders will need to have their brokers contact the Company’s transfer agent in order to separate the Public Units into Class 1 Warrants and New Units consisting of one Class A ordinary share and one-half of one Class 2 Warrant. Additionally, the Public Units and the New Units will automatically separate into their component parts and will not be traded after completion of the initial Business Combination.

Recent Development

Management Change

We were incorporated as a Cayman Islands exempted company on July 26, 2021. On the same date, Jing Cao and Qiang Wang were appointed as directors of the Company. On November 26, 2021, Jing Cao was also appointed as the Chief Executive Officer of the Company. On April 25, 2022, the registration statement of the Company’s IPO was declared effective by the SEC. On the same date, Joshua Gordon, James J. Long and Xin Wang became directors of the Company. Nicholas Torres III was appointed as the Chief Financial Officer of the company on the same date.

On March 17, 2023, all of our directors and officers resigned from their respective positions. There was no known disagreement with any of the Company’s outgoing directors on any matter relating to the Company’s operations, policies or practices. Concurrently with the resignations, the Company, by ordinary resolution of the holders of the Class B ordinary shares of the Company, or the “founder shares”, appointed I-Fa Chang as sole director of the board of directors (the “Board”). On the same day, I-Fa Chang, exercising his authority as the sole director of the Board, appointed the following four new members to the Board to fill the vacancies from the aforementioned resignations: Kevin Vassily as a Class I director, Hanzhong (Han) Li and Teng-Wei Chen as Class II directors, and Xuedong (Tony) Tian as a Class III director, effective immediately. The Board then appointed Mr. Chang as the Chairman and Chief Executive Officer of the Company, and Mr. Tian as the Chief Financial Officer of the Company, effective immediately. The Board further designated Mr. Chang as a Class III director.

All of our current officers and directors are U.S. citizens except that certain members of our management are Taiwan citizens. We do not believe that our officers, directors, sponsor and members of our sponsor have significant ties to China, except that our CFO, Mr. Tian, and our director, Dr. Li, lived in China more than twenty years ago. However, both Mr. Tian and Dr. Li are U.S. citizens and have spent their professional career in the United States (with the exception that Dr. Li worked as the CFO of a pharmaceutical company in China from 2017 to 2018). As we disclose in the Prospectus that we will not complete our initial Business Combination with a target that is headquartered in China (including Hong Kong and Macau) or that conducts a majority of its business in China (including Hong Kong and Macau), we do not believe the historical path of one officer and one director will result in a material change in our search for a target company and the value of the securities that we are registering for sale. However, as we cannot predict the perception from potential target companies or the market, it is uncertain whether that would make us a less attractive partner to a non-China-based target company and such perception may potentially limit or negatively impact our search for an initial Business Combination target. See “Item 1A - Risk Factors - We do not have significant tie to China except that our CFO, Mr. Tian, and one of our directors, Dr. Li, are U.S. citizens who had lived in China in the past, it is uncertain whether that would make us a less attractive partner to a non-China -based target company and such perception may potentially limit or negatively impact our search for an initial business combination.” in our annual report on Form 10-K for the fiscal year ended on December 31, 2022 filed with the SEC on April 17, 2023.

Founder Share and Private Placement Unit Distribution and Repurchase

On March 17, 2023, the Sponsor initiated a distribution of 280,000 Class B ordinary shares of the Company (the “founder shares”) and 492,000 Private Placement Units of the Company held by the Sponsor to Imperii Strategies LLC, Aimfinity Investment & Co., and Yuming Investments LLC, all existing members of the Sponsor at that time, and entered into a repurchase agreement with Xin Wang, Joshua Gordon, James J. Long and Nicholas Torres III, then directors and officers of the Company, to transfer 10,000 founder shares each to the Sponsor, as a result of which, the Sponsor directly held 1,692,500 founder shares as of March 17, 2023. The sale and repurchase of the founder shares and the distributions were made pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Auditor Change

On April 27, 2023, the board and the audit committee of the Board (the “Audit Committee”) authorized dismissal of Marcum LLP (“Marcum”) and engagement of MaloneBailey, LLP (“MaloneBailey”) as the new independent registered public accounting firm of the Company, for the audit of the Company for the fiscal year ending December 31, 2023, effective April 27, 2023.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 26, 2021 (inception) to March 31, 2023 were organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We may generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

During the three months ended March 31, 2023, we had a net income of $679,539 which consisted of interest earned on investment held in Trust Account which as offset by operating cost of $148,492.

During the three months ended March 31, 2022, we had net operating loss of $463.

Liquidity and Capital Resources

Until the consummation of the IPO, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans from our Sponsor.

Following the closing of the IPO and sale of the Private Placement Units on April 28, 2022, a total of $82,110,000 was placed in the Trust Account, and we had $1,495,650 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes. In connection with the IPO, we incurred $5,117,607 in transaction costs, consisting of $1,610,000 of underwriting fees, $2,817,500 of deferred underwriting fees and $690,107 of other offering costs.

As of March 31, 2023, $83,563,893 was held in the Trust Account in money market funds, which are invested in U.S. Treasury Securities. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If the Company completes the initial Business Combination, it would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity, at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. In the event that an initial Business Combination is not consummated, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment.

As of March 31, 2023, the Company had cash of $5,169 and working capital of $55,966. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans (the “Working Capital Loans”). As of March 31, 2023, there were no amounts outstanding under any Working Capital Loans.

Accordingly, the accompanying unaudited financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during the period leading up to the initial Business Combination. Based on the foregoing, management believes the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from the date of this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying, and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target business, paying for travel expenditures, selecting a target business to merge with or acquire, and structuring, negotiating and consummating an initial Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the IPO to purchase up to 1,050,000 additional Public Units to cover over- allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriters exercised the over-allotment option in full on April 27, 2022.

The underwriters received a cash underwriting discount of $0.20 per Public Unit, or $1,610,000 in the aggregate and paid at the closing of the IPO. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Public Unit, or approximately $2,817,500 in the aggregate upon the consummation of a business combination. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes its initial Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The accompanying unaudited financial statements are presented in conformity with GAAP and pursuant to the rules and regulations of the SEC.

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

Further, Section 102(b)(1) of the Jumpstart The Company’s Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of both March 31, 2023 and December 31, 2022, ordinary shares subject to possible redemption are presented at a redemption value of $10,38  and 10.28 per share as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Net Income (Loss) Per Ordinary Share

Net Income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of Class B ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 262,500 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Notes 5 and 7). At March 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of March 31, 2023, approximately $0, was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

The fair value hierarchy is categorized into three levels based on the inputs as follows:

●	Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

●	Level 2 - Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

●	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer and General Counsel carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and General Counsel concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

Changes in Internal Control Over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Prospectus, and our annual report on Form 10-K for the fiscal year ended on December 31, 2022 filed with the SEC on April 17, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Prospectus and our annual report on Form 10-K for the fiscal year ended on December 31, 2022 filed with the SEC on April 17, 2023.

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

For a description of the use of the proceeds generated in our IPO and the Private Placement, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

Lastly, on March 17, 2023, the sponsor initiated a distribution of 280,000 founder shares and 492,000 Private Placement Units of the Company held by the Sponsor to Imperii Strategies LLC, Aimfinity Investment & Co., and Yuming Investments LLC, all existing members of the Sponsor at that time, and entered into a repurchase agreement with Xin Wang, Joshua Gordon, James J. Long and Nicholas Torres III, then directors and officers of the Company, to transfer 10,000 founder shares each to the Sponsor, as a result of which, the Sponsor directly held 1,692,500 founder shares as of March 17, 2023. The sale and repurchase of the founder shares and the distributions were made pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aimfinity Investment Corp. I

Date: May 22, 2023	By:	/s/ I-Fa Chang
I-Fa Chang
Chief Executive Officer

Aimfinity Investment Corp. I

Date: May 22, 2023	By:	/s/ Xuedong (Tony) Tian
Xuedong (Tony) Tian
Chief Financial Officer