Form 10-Q
period 2023-06-30
Aimfinity Investment Corp. I
filed 2023-08-14
CIK 1903464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023 there were 8,542,000 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 2,012,500   of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

AIMFINITY INVESTMENT CORP. I

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AIMFINITY INVESTMENT CORP. I

BALANCE SHEETS

(Unaudited)

	JUNE 30, 2023	DECEMBER 31, 2022
Assets
Current assets:
Cash	$5,169	$710,573
Prepaid expenses - current portion	126,493	156,845
Total current assets	131,662	867,418

Prepaid expenses - non-current portion	-	13,070
Cash held in Trust Account	84,502,266	82,735,662
Total Assets	$84,633,928	$83,616,150

Liabilities, Temporary Equity, and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$248,024	$812,249
Payable - related party	125,658	13,749
Total Current Liabilities	373,682	825,998

Deferred underwriters’ discount	2,817,500	2,817,500
Total Liabilities	3,191,182	3,643,498

Commitments and Contingencies

Ordinary shares subject to possible redemption, 8,050,000 shares at redemption value of $10.50 and 10.28 per share as of June 30, 2023 and December 31, 2022, respectively	84,502,266	82,735,662

Shareholders’ Deficit:
Preference shares, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 492,000 and 492,000 issued and outstanding (excluding 8,050,000 shares subject to possible redemption)	49	49
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 2,012,500 shares issued and outstanding	201	201
Additional paid-in capital	-	-
Accumulated deficit	(3,059,770)	(2,763,260)
Total Shareholders’ Deficit	(3,059,520)	(2,763,010)
Total Liabilities, Temporary Equity and Shareholders’ Deficit	$84,633,928	$83,616,150

The accompanying notes are an integral part of these unaudited financial statements.

AIMFINITY INVESTMENT CORP. I

STATEMENTS OF OPERATIONS

(Unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Formation and operating costs	$297,986	$125,429	$446,678	$125,892
Loss from Operations	(297,986)	(125,429)	(446,678)	(125,892)

Other income:
Interest earned on investment held in Trust Account	938,373	-	1,766,604	-

Net Income (Loss)	$640,387	$(125,429)	$1,319,926	$(125,892)

Basic and diluted weighted ordinary average shares outstanding, subject to possible redemption	8,050,000	5,573,077	8,050,000	2,801,934
Basic and diluted net income per ordinary shares subject to possible redemption	$0.09	$0.42	$0.18	$1.25
Basic and diluted weighted average ordinary shares outstanding	2,504,500	2,353,115	2,504,500	2,183,749
Basic and diluted net loss per ordinary share attributable to Aimfinity Investment LLC	$(0.03)	$(1.05)	$(0.04)	$(1.66)

The accompanying notes are an integral part of these unaudited financial statements.

AIMFINITY INVESTMENT CORP. I

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For The Six Months Ended June 30, 2023
			Ordinary Shares				Additional		Total
	Preference shares		Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2022	-	$-	492,000	$49	2,012,500	$201	$-	$(2,763,260)	$(2,763,010)
Settlement of deferred offering costs	-	-	-	-	-	-	-	150,168	150,168
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(828,231)	(828,231)
Net income	-	-	-	-	-	-	-	679,539	679,539
Balance as of March 31, 2023	-	-	492,000	49	2,012,500	201	-	(2,761,784)	(2,761,534)
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(938,373)	(938,373)
Net income	-	-	-	-	-	-	-	640,387	640,387
Balance as of June 30, 2023	-	$-	492,000	$49	2,012,500	$201	$-	$(3,059,770)	$(3,059,520)

	For The Six Months Ended June 30, 2022
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2021	-	$-	-	$-	2,012,500	$201	$24,799	$(2,704)	$22,296
Net loss	-	-	-	-	-	-	-	(463)	(463)
Balance as of March 31, 2022	-	-	-	-	2,012,500	201	24,799	(3,167)	21,833
Sale of public units through public offering	-	-	8,050,000	805	-	-	80,499,195	-	80,500,000
Sale of private placement shares	-	-	492,000	49	-	-	4,919,951	-	4,920,000
Underwriters’ discount	-	-	-	-	-	-	(4,427,500)	-	(4,427,500)
Other offering expenses	-	-	-	-	-	-	(690,107)	-	(690,107)
Reclassification of ordinary shares subject to redemption	-	-	(8,050,000)	(805)	-	-	(78,969,389)	-	(78,970,194)
Allocation of offering costs to ordinary shares subject to redemption	-	-	-	-	-	-	5,020,353	-	5,020,353
Accretion of carrying value to redemption value	-	-	-	-	-	-	(6,377,302)	(1,782,857)	(8,160,159)
Net loss	-	-	-	-	-	-	-	(125,429)	(125,429)
Balance as of June 30, 2022	-	$-	492,000	$49	2,012,500	$201	$-	$(1,911,453)	$(1,911,203)

The accompanying notes are an integral part of these unaudited financial statements.

AIMFINITY INVESTMENT CORP. I

STATEMENTS OF CASH FLOWS

(Unaudited)

	For The	For The
	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
Cash Flows from Operating Activities:
Net income (loss)	$1,319,926	$(125,892)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investment held in Trust Account	(1,766,604)	-
Changes in operating assets and liabilities:
Prepaid expenses	43,422	(248,338)
Accounts payable and accrued expense	(302,148)	140,855
Net cash used in operating activities	(705,404)	(233,375)

Cash Flows from Investing Activities:
Purchase of investment held in trust account	-	(82,110,000)
Net cash used in investing activities	-	(82,110,000)

Cash Flows from Financing Activities:
Proceeds from sale of public units through public offering	-	80,500,000
Proceeds from sale of private placement shares	-	4,920,000
Payment of underwriters’ discount	-	(1,610,000)
Payment of offering costs	-	(690,107)
Related party payable	-	6,875
Proceeds from issuance of promissory from founder	-	351,150
Repayment on promissory note to related party	-	(328,854)
Net cash provided by financing activities	-	83,149,064

Net Change in Cash	(705,404)	805,689

Cash at beginning of period	710,573	-
Cash at end of period	$5,169	$805,689

Supplemental Disclosure of Non-cash Financing Activities
Reclassification of ordinary shares subject to redemption	$-	$82,110,000
Payable – related party paid expenses on behalf of the Company	$111,909	$-
Accretion of carrying value to redemption value	$1,766,604	$-

The accompanying notes are an integral part of these unaudited financial statements.

Aimfinity Investment Corp. I
Notes To Financial Statements

(Unaudited)

Note 1 — Organization, Business Operation

Aimfinity Investment Corp. I (the “Company”) is a organized blank check company incorporated as a Cayman Islands exempted company on July 26, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar Business Combination with one or more businesses (the “Business Combination”). The Company has selected December 31 as its fiscal year end.

The Company is an early stage emerging growth company and, as such, the Company is subject to all of the risks associated with early stage emerging growth companies.

As of June 30, 2023, the Company had not commenced any operations. The Company’s only activities from July 26, 2021 (inception) to June 30, 2023 were organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO (as defined below).

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

Substantially concurrently with the closing of the IPO, the Company completed the private sale of 492,000 units (the “Private Placement Units”) at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $4,920,000. The Private Placement Unit are identical to the Public Units in the IPO, except that the holders have agreed not to transfer, assign or sell any of the Private Placement Units (except to certain permitted transferees) until 30 days after the completion of the Company’s initial Business Combination.

Transaction costs amounted to $5,117,607, consisting of $4,427,500 of underwriting fees and $690,107 of other offering costs. As of June 30, 2023 and December 31, 2022, cash of $5,169 and $710,573 respectively, were held outside of the Trust Account (as defined below) and is available for working capital purposes.

Following the closing of the IPO and the issuance and the sale of Private Placement Units on April 28, 2022, $82,110,000 ($10.20 per Public Unit) from the net proceeds of the sale of the Public Units in the IPO and the sale of Private Placement Units was placed in a trust account (the “Trust Account”) maintained by U.S. Bank, National Association as a trustee. The funds in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a 7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay the franchise and income taxes, if any, the effective memorandum and articles of association at the time and subject to the requirements of law and regulation, will provide that the proceeds from the IPO and the sale of the Private Placement Units held in the trust account will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the Company’s public shareholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (b) the redemption of any Class A ordinary shares properly tendered in connection with a shareholder vote to amend the Company’s effective amended and restated memorandum and articles of association at the time (A) to modify the substance or timing of the Company’s obligation to provide holders of the Company’s Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination within the Combination Period (as defined below) or (B) with respect to any other provision relating to the rights of holders of the Company’s Class A ordinary shares, and (c) the redemption of the Company’s public shares if the Company has not consummated the Business Combination within the Combination Period, subject to applicable law.

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

Under the Company’s then-effective amended and restated memorandum and articles of association, the Company would have until July 28, 2023 (or January 28, 2024 if the Company extends the period of time to consummate an initial Business Combination) to consummate an initial Business Combination. On July 27, 2023, the Company held an extraordinary general meeting of shareholders (the “EGM”). At the EGM, the shareholders of the Company, by special resolution, approved the proposal to amend the Company’s then effective amended and restated memorandum and articles of association (the “Charter Amendment”) to (i) allow the Company until July 28, 2023 to consummate an initial Business Combination, and to (ii) elect to extend the period to consummate an initial Business Combination up to nine times, each by an additional one-month period, for a total of up to nine months to April 28, 2024, by depositing to the Company’s Trust Account the amount lesser of (i) $85,000 for each one-month extension or (ii) $0.04 for each Public Share for each one-month extension (the “Charter Amendment Proposal”). Under Cayman Islands law, the Charter Amendment took effect upon approval of the Charter Amendment Proposal by the shareholders at the EGM. On July 27, 2023, the Company also filed a second amended and restated memorandum and articles of association with the Registrar of Companies of the Cayman Islands. Pursuant to the Charter Amendment, the Company may, at the request of the sponsor of the Company’s IPO and by approval of the Company’s board of directors, elect to extend the period to consummate an initial Business Combination up to nine times, each by an additional one-month period (each, a “Monthly Extension”), for a total of up to six months to April 28, 2024, by depositing to the Trust Account $85,000 for each Monthly Extension.

In connection with the votes to approve the Charter Amendment Proposal, 4,076,118 Public Shares of the Company were rendered for redemption. As of the date of this report on Form 10-Q, all such Public Shares are in the process of redemption by our transfer agent, VStock Transfer, LLC, which shall result in a total of 4,465,882 Class A ordinary shares (including 492,000 Class A ordinary shares underlying the Private Placement Units) remaining after the consummation of such process.

On July 28, 2023, an aggregate of $85,000 was deposited into the Trust Account for the public stockholders, resulting in an extension of the period of time we have to consummate the initial Business Combination by one month from July 28, 2023 to August 28, 2023 (the “First Monthly Extension”).

Under the Company’s currently effective second amended and restated memorandum and articles of association, the Company would now have until August 28, 2023 (or such later dates up to April 28, 2023, depending on the numbers of Monthly Extensions the Company seeks to extend) to consummate an initial Business Combination (the “Combination Period”).

The Company will have the Combination Period to consummate the Business Combination, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to the Company to pay the franchise and income taxes that were paid by the Company or are payable by the Company, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The founder shares are designated as Class B ordinary shares are identical to the Class A ordinary shares included in the units being sold in the IPO, and holders of founder shares have the same shareholder rights as public shareholders, except that: (a) the founder Class B ordinary shares will automatically convert into the Company’s Class A ordinary shares at the time of the initial Business Combination, (b) the founder shares are subject to certain transfer restrictions, as described in more detail below; (c) prior to the initial Business Combination, only holders of the founder shares have the right to vote on the appointment of directors and holders of a majority of the Company’s founder shares may remove a member of the board of directors for any reason; (d) in a vote to continue the Company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two thirds of the votes of all ordinary shares voted at a general meeting), holders of the Company’s founder shares have ten votes for every founder share and, as a result, the Company’s initial shareholders will be able to approve any such proposal without the vote of any other shareholder; (e) the Company’s sponsor and each member of the management team have entered into an agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares (ii) to waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) that would modify the substance or timing of the obligation to provide holders of the Company’s Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to the rights of holders of the Company’s Class A ordinary shares; and (iii) waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if the Company fail to consummate an initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame; and (f) the founder shares are entitled to registration rights. If the Company seek shareholder approval of the Company’s initial Business Combination, the Company will complete the initial Business Combination only if the Company obtains the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. In such case, the Company’s sponsor and each member of the management team have agreed to vote their founder shares and public shares in favor of the initial Business Combination.

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

The sponsor, Aimifnity Investment LLC, has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay the Company’s tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under the indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the sponsor will not be responsible to the extent of any liability for such third party claims.

Going Concern Consideration

The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial Business Combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The balance sheet does not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum and articles of association. The accompanying financial statement has been prepared inconformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results to be expected for any other interim period or for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on April 17, 2023.

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

Use of Estimates

The preparation of financial statement in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $5,169 and $710,573 in cash as of June 30, 2023 and December 31, 2022, respectively. The Company had no cash equivalents as of June 30, 2023 or December 31, 2022.

Investments held in Trust Account

As of June 30, 2023, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, ordinary shares subject to possible redemption are presented at redemption value of $10.50 and $10.28 per share, respectively, as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Ordinary Shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Based on the above, any remeasurement of redemption value of the Class A ordinary shares subject to possible redemption is considered to be dividends aid to the Public Shareholders. Warrants issued are contingently exercisable (i.e., on the later of 30 days after the completion of the initial Business Combination or 15 months from the closing of the IPO). For EPS purpose, the warrants are anti-dilutive since they would generally not be reflected in basic or diluted EPS until the contingency is resolved. As of June 30, 2023, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per ordinary share is the same as basic earnings per ordinary share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Net income (loss)	$640,387	$(125,429)	$1,319,926	$(125,892)
Accretion of carrying value to redemption value	(938,373)	-	(1,766,604)	-
Net loss including accretion of carrying value of Redemption value	$(297,986)	$(125,429)	$(446,678)	$(125,892)

	For the Three Months Ended		For the Three Months Ended
	June 30, 2023		June 30, 2022
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(227,276)	$(70,710)	$(5,825,776)	$(2,459,812)
Accretion of carrying value to redemption value	938,373	-	8,160,159	-
Allocation of net income/(loss)	$711,097	$(70,710)	$2,334,383	$(2,459,812)

Denominators:
Weighted-average shares outstanding	8,050,000	2,504,500	5,573,077	2,353,115
Basic and diluted net income/ (loss) per share	$0.09	$(0.03)	$0.42	$(1.05)

	For the Six Months Ended		For the Six Months Ended
	June 30, 2023		June 30, 2022
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(340,685)	$(105,993)	$(4,656,728)	$(3,629,323)
Accretion of carrying value to redemption value	1,766,604	-	8,160,159	-
Allocation of net income/(loss)	$1,425,919	$(105,993)	$3,503,431	$(3,629,323)

Denominators:
Weighted-average shares outstanding	8,050,000	2,504,500	2,801,934	2,183,749
Basic and diluted net income/ (loss) per share	$0.18	$(0.04)	$1.25	$(1.66)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of June 30, 2023 and December 31, 2022, approximately $0 and $460,573, respectively, was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

Note 3 — Investment Held in Trust Account

As of June 30, 2023 and December 31, 2022, assets held in the Trust Account were comprised of $84,502,266 and $82,735,662, respectively, in money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2023	December 31, 2022
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$84,502,266	$82,735,662
Total	1	$84,502,266	$82,735,662

Note 4 — Initial Public Offering

Pursuant to the IPO on April 28, 2022, the Company sold 8,050,000 Public Units at $10.00 per Public Unit, generating gross proceeds of $80,500,000. Each Public Unit consists of one Public Share and one Class 1 Warrant and one-half of one Class 2 Warrant. The Company will not issue fractional shares. As a result, the warrants must be exercised in multiples of one whole warrant. Each whole warrant entitles the holder thereof to purchase one share of the Company’s Public Share at a price of $11.50 per share, and only whole warrants are exercisable. The warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO, and will (except for Class 2 Warrants embedded in the Public Shares that are redeemed prior to the consummation of the initial Business Combination, which Class 2 Warrants will be forfeited and cancelled upon redemption of such shares) expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. As a result, if the public shareholders redeem their Public Shares prior to the consummation of the initial Business Combination, the embedded Class 2 Warrants will be forfeited and cancelled.

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

All of the 8,050,000 public shares sold as part of the Public Units in the IPO contain a redemption feature which allows for the redemption of such public shares if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s effective amended and restated certificate of incorporation at the time, or in connection with the Company’s liquidation. In accordance with the Securities and Exchange Commission (the “SEC”) and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.

The Company’s redeemable Class A ordinary shares is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of June 30, 2023 and December 31, 2022, the amounts of ordinary shares reflected on the balance sheet are reconciled in the following table.

Gross proceeds	$80,500,000
Less:
Proceeds allocated to Class 1 public warrants	(1,529,806)
Offering costs of public shares	(5,020,353)
Plus:
Accretion of carrying value to redemption value	8,785,821
Ordinary shares subject to possible redemption, December 31, 2022	82,735,662
Plus:
Accretion of carrying value to redemption value	1,766,604
Ordinary shares subject to possible redemption, June 30, 2023	$84,502,266

Note 5 — Private Placement

Simultaneously with the closing of the IPO, the Company completed the private placement of 492,000 Private Placement Units to the Company’s sponsor, Aimfinity Investment LLC, at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $4,920,000. Each Private Placement Unit consists of one Class A ordinary share, one Class 1 Warrant and one-half of one Class 2 Warrant.

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

Note 6 — Related Party Transactions

Founder Shares

On December 4, 2021 the Sponsor acquired 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. On March 18, 2022, the sponsor surrendered to the Company for cancellation 862,500 founder shares for no consideration, resulting in the Company’s initial shareholders holding an aggregate of 2,012,500 Class B ordinary shares, or approximately $0.012 per share. As of June 30, 2023 and December 31, 2022, there were 2,012,500 founder shares issued and outstanding.

On March 29, 2022, the sponsor transferred 20,000 founder shares to the Chief Financial Officer of the Company and 60,000 founder shares to certain members of the board of directors. If the officer and director nominee do not become an officer or director of the Company at the time of the Company’s initial public offering, is removed from office as director, or voluntarily resigns his position with the Company before a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination involving the Company (“the Triggering Event”), all of such shares shall be returned to sponsor. Further, considering that in case the Business Combination does not occur these awards will be forfeited, it was deemed that the above terms result in the vesting provision whereby the share awards would vest only upon the consummation of a Business Combination or change of control event. As a result, any compensation expense in relation to these grants will be recognized at the Triggering Event. As a result, the Company recorded no compensation expense for the three and six months ended June 30, 2023.

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

As of June 30, 2023, the Company determined that a Business Combination is not considered probable, and therefore, no stock-based compensation expense has been recognized. Total unrecognized compensation expense related to unvested founder shares at June 30, 2023 amounted to approximately $111,744 and is expected to be recognized upon the Triggering Event.

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

Payable – Related Party

The Company entered an office lease agreement with Regus. The lease term is one year from December 2021 and December 2022 at $3,332 per month. The leased office was not occupied by the Company until May 1, 2022 after the Company completed the IPO. The sponsor make the payments for rent and is reimbursed the amounts from the Company. In March 2023, the lease agreement was terminated.  The Sponsor is providing rent at no cost to the Company.

During the six months June 30, 2023, one of the Company’s shareholders paid $111,999  for certain operating expenses on behalf of the Company.

As of June 30, 2023 and December 31, 2022, the Company had $125,658 and $13,749, respectively, payable to the sponsor. This payable is non-interest bearing, unsecured and is due on demand.

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

As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the working capital loans.

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

Registration Rights

The holders of the founder shares, private placement shares and private placement warrants, including any of those issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the private placement warrants that may be issued upon conversion of working capital loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed prior to or on the effective date of the IPO the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statement filed after the completion of the initial Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period, which occurs (i) in the case of the founder shares, and (ii) in the case of the Private Placement Units and the respective Class A ordinary shares underlying such units, 30 days after the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statement. In addition, pursuant to the registration and shareholder rights agreement, the Company’s sponsor, upon and following consummation of an initial Business Combination, will be entitled to nominate three individuals for appointment to the Company’s board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

Underwriters Agreement

The underwriters are entitled to underwriting discounts of (i) $0.20 per Public Unit, or $1,610,000 in the aggregate, paid at the closing of the IPO and(ii) a deferred underwriting discount of $0.35 per Public Unit, or approximately $2,817,500 in the aggregate, upon the consummation of the Company’s initial Business Combination. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 8 — Shareholders’ (Deficit) Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 492,000 issued and outstanding (excluding 8,050,000 shares subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On December 4, 2021, the Company issued 2,875,000 Class B ordinary shares. On March 18, 2022, the sponsor surrendered to the Company for cancellation 862,500 Class B ordinary shares for no consideration, resulting in the Company’s initial shareholders holding an aggregate of 2,012,500 so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after IPO. As of June 30, 2023 and December 31, 2022, there were 2,012,500 Class B ordinary shares issued and outstanding.

Public shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law. Unless specified in the Company’s effective amended and restated memorandum and articles of association at the time, or as required by applicable provisions of the Companies Act or applicable stock exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by the Company’s shareholders. Approval of certain actions will require a special resolution under Cayman Islands law, being the affirmative vote of at least two-thirds of the Company’s ordinary shares that are voted, and pursuant to the amended and restated memorandum and articles of association; such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. The Company’s board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. There is no cumulative voting with respect to the appointment of directors, with the result that the holders of more than 50% of the shares voted for the appointment of directors can appoint all of the directors. The shareholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor. Prior to the initial Business Combination, (i) only holders of the Company’s founder shares will have the right to vote on the appointment of directors and (ii) in a vote to continue the Company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two thirds of the votes of all ordinary shares voted at a general meeting), holders of the Company’s Class B ordinary shares will have ten votes for every Class B ordinary share and holders of the Company’s Class A ordinary shares will have one vote for every Class A ordinary share. These provisions of the Company’s amended and restated memorandum and articles of association may only be amended by a special resolution passed by not less than 90% of the Company’s ordinary shares who attend and vote at the Company’s general meeting which shall include the affirmative vote of a simple majority of the Company’s Class B ordinary shares. Holders of the Company’s Public Shares will not be entitled to vote on the appointment of directors prior to the initial Business Combination. In addition, prior to the completion of an initial Business Combination, holders of a majority of the Company’s founder shares may remove a member of the board of directors for any reason. In connection with the initial Business Combination, the Company may enter into a shareholders agreement or other arrangements with the shareholders of the target with respect to voting and other corporate governance matters following completion of the initial Business Combination.

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

As of June 30, 2023 and December 31, 2022, 8,542,000 Class 1 Warrants and 4,271,000 Class 2 Warrants are outstanding (including 492,000 Class 1 Warrants and 246,000 Class 2 Warrants underlying the Private Placement Units). The Company will account for warrants as equity instruments in accordance with ASC 815, Derivatives and Hedging, based on the specific terms of the warrant agreement.

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

In addition, if (x) The Company issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Company’s sponsor or its affiliates, without taking into account any founder shares held by the Company’s sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $16.50 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 165% of the higher of the Market Value and the Newly Issued Price.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when the financial statements were issued. Based on this review, management identified the following subsequent events that are required disclosure in the financial statements.

Under the Company’s then-effective amended and restated memorandum and articles of association, the Company would have until July 28, 2023 (or January 28, 2024 if the Company extends the period of time to consummate an initial Business Combination) to consummate an initial Business Combination. On July 27, 2023, the Company held an extraordinary general meeting of shareholders, or the “EGM”. At the EGM, the shareholders of the Company, by special resolution, approved a Charter Amendment to (i) allow the Company until July 28, 2023 to consummate an initial Business Combination, and to (ii) elect to extend the period to consummate an initial Business Combination up to nine times, each by an additional one-month period, for a total of up to nine months to April 28, 2024, by depositing to the Company’s Trust Account the amount lesser of (i) $85,000 for each one-month extension or (ii) $0.04 for each Public Share for each one-month extension. Under Cayman Islands law, the Charter Amendment took effect upon approval of the Charter Amendment Proposal by the shareholders at the EGM. On July 27, 2023, the Company also filed a second amended and restated memorandum and articles of association with the Registrar of Companies of the Cayman Islands. Pursuant to the Charter Amendment, the Company may, at the request of the sponsor of the Company’s IPO and by approval of the Company’s board of directors, elect to extend the period to consummate an initial Business Combination up to nine times, each by an additional Monthly Extension, for a total of up to six months to April 28, 2024, by depositing to the Trust Account $85,000 for each Monthly Extension.

In connection with the votes to approve the Charter Amendment Proposal, 4,076,118 Public Shares of the Company were rendered for redemption. As of the date of this report on Form 10-Q, all such Public Shares are in the process of redemption by our transfer agent, VStock Transfer, LLC, which shall result in a total of 4,465,882 Class A ordinary shares (including 492,000 Class A ordinary shares underlying the Private Placement Units) remaining after the consummation of such process.

On July 28, 2023, an aggregate of $85,000 was deposited into the Trust Account for the public stockholders, resulting in an extension of the period of time we have to consummate the initial Business Combination by one month from July 28, 2023 to August 28, 2023, or the “First Monthly Extension”.

Under the Company’s currently effective second amended and restated memorandum and articles of association, the Company would now have until August 28, 2023 (or such later dates up to April 28, 2023, depending on the numbers of Monthly Extensions the Company seeks to extend) to consummate an initial Business Combination (the “Combination Period”).

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

Extraordinary General Meeting

Under the Company’s then-effective amended and restated memorandum and articles of association, the Company would have until July 28, 2023 (or January 28, 2024 if the Company extends the period of time to consummate an initial Business Combination) to consummate an initial Business Combination. On July 27, 2023, the Company held an extraordinary general meeting of shareholders (the “EGM”). At the EGM, the shareholders of the Company, by special resolution, approved the proposal to amend the Company’s then effective amended and restated memorandum and articles of association (the “Charter Amendment”) to (i) allow the Company until July 28, 2023 to consummate an initial Business Combination, and to (ii) elect to extend the period to consummate an initial Business Combination up to nine times, each by an additional one-month period, for a total of up to nine months to April 28, 2024, by depositing to the Company’s Trust Account the amount lesser of (i) $85,000 for each one-month extension or (ii) $0.04 for each Public Share for each one-month extension (the “Charter Amendment Proposal”). Under Cayman Islands law, the Charter Amendment took effect upon approval of the Charter Amendment Proposal by the shareholders at the EGM. On July 27, 2023, the Company also filed a second amended and restated memorandum and articles of association with the Registrar of Companies of the Cayman Islands. Pursuant to the Charter Amendment, the Company may, at the request of the sponsor of the Company’s IPO and by approval of the Company’s board of directors, elect to extend the period to consummate an initial Business Combination up to nine times, each by an additional one-month period (each, a “Monthly Extension”), for a total of up to six months to April 28, 2024, by depositing to the Trust Account $85,000 for each Monthly Extension.

In connection with the votes to approve the Charter Amendment Proposal, the public holders (the “Public Shareholders”) of the Public Shares were afforded with an opportunity to redeem their Public Shares. As a result, 4,076,118 Public Shares of the Company were rendered for redemption. As of the date of this report on Form 10-Q, all such Public Shares are in the process of redemption by our transfer agent, VStock Transfer, LLC, which shall result in a total of 4,465,882 Class A ordinary shares (including 492,000 Class A ordinary shares underlying the Private Placement Units) remaining after the consummation of such process.

On July 28, 2023, an aggregate of $85,000 was deposited into the Trust Account for the public stockholders, resulting in an extension of the period of time we have to consummate the initial Business Combination by one month from July 28, 2023 to August 28, 2023 (the “First Monthly Extension”).

Under the Company’s currently effective second amended and restated memorandum and articles of association, the Company would now have until August 28, 2023 (or such later dates up to April 28, 2023, depending on the numbers of Monthly Extensions the Company seeks to extend) to consummate an initial Business Combination (the “Combination Period”).

 Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 26, 2021 (inception) to June 30, 2023 were organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We may generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months and the six months ended June 30, 2023, we had net income of $640,387 and $1,319,926, respectively which consisted of interest earned on investment held in Trust Account which as offset by operating cost of $297,986 and $446,678, respectively.

For the three months and the six months ended June 30, 2022, we had net operating loss of $125,429 and $125,892.

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

As of June 30, 2023, $84,502,266 was held in the Trust Account in money market funds, which are invested in U.S. Treasury Securities. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of June 30, 2023, the Company had cash of $5,169 and a working capital deficiency of $242,020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans (the “Working Capital Loans”). As of June 30, 2023, there were no amounts outstanding under any Working Capital Loans.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of both June 30, 2023 and December 31, 2022, ordinary shares subject to possible redemption are presented at a redemption value of $10.50 and $10.28 per share, respectively, as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Net Income (Loss) Per Ordinary Share

Net Income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of Class B ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 262,500 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Notes 5 and 7). At June 30, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of June 30, 2023, approximately $0, was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer and General Counsel carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and General Counsel concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

Changes in Internal Control Over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Prospectus, and our annual report on Form 10-K for the fiscal year ended on December 31, 2022 filed with the SEC on April 17, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Prospectus and our annual report on Form 10-K for the fiscal year ended on December 31, 2022 filed with the SEC on April 17, 2023, except the following:

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities; each of which may make it difficult for us to complete our initial business combination.

In addition, we may be imposed with burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy, and disclosure requirements and other rules and regulations.

Since the consummation of the IPO, the proceeds held in the Trust Account have been be invested by the trustee in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe that we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. Nevertheless, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we are deemed to be an investment company for purposes of the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete the Business Combination. We might be forced to abandon our efforts to complete the Business Combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning stock in a successor operating business, such as any appreciation in the value of our securities following such a transaction, our warrants would expire worthless and our public shares would have no value apart from their pro rata entitlement to the funds then-remaining in the Trust Account.

The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. We are currently assessing the relevant risks and it is possible that to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), we may instruct U.S. Bank and Trust, N.A., the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations and money market funds held in the Trust Account on April 25, 2023, the expiry of the 24-month anniversary of the effective date of the Company’s IPO Prospectus, and to hold all funds in the Trust Account in cash until the earlier of consummation of the Company’s initial business combination or liquidation. If the Company decides to effect such liquidation, the Company will issue a press release announcing such liquidation no later than April 18, 2024. If the Company liquidates the trust assets on April 25, 2024 and hold all funds in the Trust Account in cash only, following such liquidation, the Company will likely continue to receive, minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount its public stockholders would receive upon any redemption or liquidation of the Company.

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

Aimfinity Investment Corp. I

Date: August 14, 2023	By:	/s/ I-Fa Chang
I-Fa Chang
Chief Executive Officer

Aimfinity Investment Corp. I

Date: August 14, 2023	By:	/s/ Xuedong (Tony) Tian
Xuedong (Tony) Tian
Chief Financial Officer