Form 10-Q
period 2023-09-30
Aimfinity Investment Corp. I
filed 2023-11-13
CIK 1903464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023 there were 4,465,882 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 2,012,500 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

AIMFINITY INVESTMENT CORP. I

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AIMFINITY INVESTMENT CORP. I

BALANCE SHEETS

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash	$5,503	$710,573
Prepaid expenses - current portion	89,782	156,845
Total current assets	95,285	867,418

Prepaid expenses - non-current portion	-	13,070
Cash held in Trust Account	42,978,326	82,735,662
Total Assets	$43,073,611	$83,616,150

Liabilities, Temporary Equity, and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$459,603	$812,249
Payable - related party	275,629	13,749
Promissory notes - related party	255,000	-
Total Current Liabilities	990,232	825,998

Deferred underwriters’ discount	2,817,500	2,817,500
Total Liabilities	3,807,732	3,643,498

Commitments and Contingencies

Ordinary shares subject to possible redemption, 3,973,882 shares and 8,050,000 shares at redemption value of $10.82 and 10.28 per share as of September 30, 2023 and December 31, 2022, respectively	42,978,326	82,735,662

Shareholders’ Deficit:
Preference shares, $0.0001 par value, 1,000,000 shares authorized, non issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 492,000 and 492,000 issued and outstanding (excluding 3,973,882 shares and 8,050,000 shares subject to possible redemption as of September 30, 2023 and December 31, 2022, respectively)	49	49
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 2,012,500 shares issued and outstanding	201	201
Additional paid-in capital	-	-
Accumulated deficit	(3,712,697)	(2,763,260)
Total Shareholders’ Deficit	(3,712,447)	(2,763,010)
Total Liabilities, Temporary Equity and Shareholders’ Deficit	$43,073,611	$83,616,150

The accompanying notes are an integral part of these unaudited financial statements.

AIMFINITY INVESTMENT CORP. I

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Formation and operating costs	$397,927	$83,204	$844,605	$209,096
Loss from Operations	(397,927)	(83,204)	(844,605)	(209,096)

Other income:
Interest earned on investment held in Trust Account	938,777	43,675	2,705,381	43,675
Net Income (Loss)	$540,850	$(39,529)	$1,860,776	$(165,421)

Basic and diluted weighted ordinary average shares outstanding, subject to possible redemption	6,632,220	8,050,000	7,572,213	4,570,513
Basic and diluted net income per ordinary shares subject to possible redemption	$0.11	$-	$0.28	$0.58
Basic and diluted weighted average ordinary shares outstanding	2,504,500	2,504,500	2,504,500	2,291,841
Basic and diluted net loss per ordinary share attributable to Aimfinity Investment LLC	$(0.07)	$(0.01)	$(0.11)	$(1.22)

The accompanying notes are an integral part of these unaudited financial statements.

AIMFINITY INVESTMENT CORP. I

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For The Nine Months Ended September 30, 2023
			Ordinary Shares				Additional		Total
	Preference shares		Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2022	-	$-	492,000	$49	2,012,500	$201	$-	$(2,763,260)	$(2,763,010)
Settlement of deferred offering costs	-	-	-	-	-	-	-	150,168	150,168
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(828,231)	(828,231)
Net Income	-	-	-	-	-	-	-	679,539	679,539
Balance as of March 31, 2023	-	-	492,000	49	2,012,500	201	-	(2,761,784)	(2,761,534)
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(938,373)	(938,373)
Net Income	-	-	-	-	-	-	-	640,387	640,387
Balance as of June 30, 2023	-	-	492,000	49	2,012,500	201	-	(3,059,770)	(3,059,520)
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(1,193,777)	(1,193,777)
Net Income	-	-	-	-	-	-	-	540,850	540,850
Balance as of September 30, 2023	-	$-	492,000	$49	2,012,500	$201	$-	$(3,712,697)	$(3,712,447)

	For The Nine Months Ended September 30, 2022
			Ordinary Shares				Additional		Total
	Preference shares		Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2021	-	$-	-	$-	2,012,500	$201	$24,799	$(2,704)	$22,296
Net loss	-	-	-	-	-	-		(463)	(463)
Balance as of March 31, 2022	-	$-	-	$-	2,012,500	$201	$24,799	$(3,167)	$21,833
Sale of public units through public offering	-	-	8,050,000	805	-	-	80,499,195	-	80,500,000
Sale of private placement shares	-	-	492,000	49	-	-	4,919,951	-	4,920,000
Underwriters’ discount	-	-	-	-	-	-	(4,427,500)	-	(4,427,500)
Other offering expenses	-	-	-	-	-	-	(690,107)	-	(690,107)
Reclassification of ordinary shares subject to redemption	-	-	(8,050,000)	(805)	-	-	(78,969,389)	-	(78,970,194)
Allocation of offering costs to ordinary shares subject to redemption	-	-	-	-	-	-	5,020,353	-	5,020,353
Accretion of carrying value to redemption value	-	-	-	-	-	-	(6,377,302)	(1,782,857)	(8,160,159)
Net loss	-	-	-	-	-	-		(125,429)	(125,429)
Balance as of June 30, 2022	-	$-	492,000	$49	2,012,500	$201	$(0)	$(1,911,453)	$(1,911,203)
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(43,675)	(43,675)
Net loss	-	-	-	-	-	-	-	(39,529)	(39,529)
Balance as of September 30, 2022	-	$-	492,000	$49	2,012,500	$201	$(0)	$(1,994,657)	$(1,994,407)

The accompanying notes are an integral part of these unaudited financial statements.

AIMFINITY INVESTMENT CORP. I

STATEMENTS OF CASH FLOWS

(Unaudited)

	For The	For The
	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash Flows from Operating Activities:
Net income (loss)	$1,860,776	$(165,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(2,705,381)	(43,675)
Changes in operating assets and liabilities:
Prepaid expenses	100,133	(209,127)
Accrued expense	39,402	131,070
Payable - related party	-	3,439
Net cash used in operating activities	(705,070)	(283,714)

Cash Flows from Investing Activities:
Purchase of investment held in trust account	-	(82,110,000)
Withdraw of investment held in trust account	42,717,717
Net cash used in investing activities	42,717,717	(82,110,000)

Cash Flows from Financing Activities:
Proceeds from sale of public units through public offering	-	80,500,000
Proceeds from sale of private placement shares	-	4,920,000
Payment of underwriters’ discount	-	(1,610,000)
Payment of offering costs	-	(690,107)
Ordinary shares redemption	(42,717,717)	-
Proceeds from issuance of promissory from founder	-	351,150
Repayment on promissory note to related party	-	(328,854)
Net cash provided in financing activities	(42,717,717)	83,142,189

Net Change in Cash	(705,070)	748,475

Cash at beginning of period	710,573	-
Cash at end of period	$5,503	$748,475

Supplemental Disclosure of Non-cash Financing Activities
Reclassification of ordinary shares subject to redemption	$-	$82,110,000
Deferred underwriters’ discount	$-	$2,817,500
Promissory notes - related party in connection with extensions	$255,000	$-
Payable - related party paid expenses on behalf of the Company	$261,880	$-
Accretion of carrying value to redemption value	$2,960,381	$8,203,834

The accompanying notes are an integral part of these unaudited financial statements.

Aimfinity Investment Corp. I
Notes To Financial Statements

(Unaudited)

Note 1 — Organization, Business Operation

Aimfinity Investment Corp. I (the “Company”) is an organized blank check company incorporated as a Cayman Islands exempted company on July 26, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (the “initial business combination”). The Company has selected December 31 as its fiscal year end.

The Company is an early stage emerging growth company and, as such, the Company is subject to all of the risks associated with early stage emerging growth companies.

As of September 30, 2023, the Company had not commenced any operations. The Company’s only activities from July 26, 2021 (inception) to September 30, 2023 were organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO (as defined below).

The registration statement for the Company’s Initial Public Offering (“IPO”) became effective on April 25, 2022. On April 28, 2022 the Company consummated the IPO of 8,050,000 units (including 1,050,000 units issued upon the full exercise of the over-allotment option, the “Public Units”). Each unit consists of one share of the Company’s Class A ordinary share (the “Public Shares”) and one Class 1 public warrant and one-half of one Class 2 public warrant. Each whole warrant entitles the holder thereof to purchase one share of the Company’s Class A ordinary share at a price of $11.50 per share, and only whole warrants are exercisable. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $80,500,000 on April 28, 2022.

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

Transaction costs amounted to $5,117,607, consisting of $4,427,500 of underwriting fees and $690,107 of other offering costs. As of September 30, 2023 and December 31, 2022, cash of $5,503 and $710,573 respectively, were held outside of the Trust Account (as defined below) and is available for working capital purposes.

Following the closing of the IPO and the issuance and the sale of Private Placement Units on April 28, 2022, $82,110,000 ($10.20 per Public Unit) from the net proceeds of the sale of the Public Units in the IPO and the sale of Private Placement Units was placed in a trust account (the “Trust Account”) maintained by U.S. Bank, National Association as a trustee. The funds in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a 7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay the franchise and income taxes, if any, the effective memorandum and articles of association at the time and subject to the requirements of law and regulation, will provide that the proceeds from the IPO and the sale of the Private Placement Units held in the trust account will not be released from the Trust Account (1) to the Company, until the completion of the initial business combination, or (2) to the Company’s public shareholders, until the earliest of (a) the completion of the initial business combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (b) the redemption of any Class A ordinary shares properly tendered in connection with a shareholder vote to amend the Company’s effective amended and restated memorandum and articles of association at the time (A) to modify the substance or timing of the Company’s obligation to provide holders of the Company’s Class A ordinary shares the right to have their shares redeemed in connection with the initial business combination or to redeem 100% of the Company’s Public Shares if the Company does not complete the initial business combination within the Combination Period (as defined below) or (B) with respect to any other provision relating to the rights of holders of the Company’s Class A ordinary shares, and (c) the redemption of the Company’s Public Shares if the Company has not consummated the initial business combination within the Combination Period, subject to applicable law.

Aimfinity Investment Corp. I
Notes To Financial Statements

(Unaudited)

The Company’s initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding deferred underwriting commissions and interest income earned on the Trust Account that is released for working capital purposes or to pay taxes) at the time of the agreement to enter into the initial business combination. However, the Company will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete an initial business combination successfully.

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with an initial business combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of an initial business combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the initial business combination.

Under the Company’s then-effective amended and restated memorandum and articles of association, the Company would have until July 28, 2023 (or January 28, 2024 if the Company extends the period of time to consummate an initial business combination) to consummate an initial business combination. On July 27, 2023, the Company held an extraordinary general meeting of shareholders (the “EGM”). At the EGM, the shareholders of the Company, by special resolution, approved the proposal to amend the Company’s then effective amended and restated memorandum and articles of association (the “Charter Amendment”) to (i) allow the Company until July 28, 2023 to consummate an initial business combination, and to (ii) elect to extend the period to consummate an initial business combination up to nine times, each by an additional one-month period, for a total of up to nine months to April 28, 2024, by depositing to the Company’s Trust Account the amount lesser of (i) $85,000 for each one-month extension or (ii) $0.04 for each Public Share for each one-month extension (the “Charter Amendment Proposal”). Under Cayman Islands law, the Charter Amendment took effect upon approval of the Charter Amendment Proposal by the shareholders at the EGM. On July 27, 2023, the Company also filed a second amended and restated memorandum and articles of association with the Registrar of Companies of the Cayman Islands. Pursuant to the Charter Amendment, the Company may, at the request of the sponsor of the Company’s IPO, Aimfinity Investment LLC (the “sponsor”), and by approval of the Company’s board of directors, elect to extend the period to consummate an initial business combination up to nine times, each by an additional one-month period (each, a “Monthly Extension”), for a total of up to nine months to April 28, 2024 (the “Combination Period”), by depositing to the Trust Account $85,000 for each Monthly Extension.

In connection with the votes to approve the Charter Amendment Proposal, the holders of 4,076,118 of Public Shares of the Company exercised their right to redeem their shares for cash at a redemption price of approximately $10.48 per share, for an aggregate redemption amount of approximately $42,717,717.

On July 28, 2023, an aggregate of $85,000 was deposited into the Trust Account for the public shareholders, resulting in an extension of the period of time the Company has to consummate the initial business combination by one month from July 28, 2023 to August 28, 2023 (the “First Monthly Extension”).

On August 28, 2023 an aggregate of $85,000 was deposited into the Trust Account for the public shareholders, resulting in an extension of the period of time the Company has to consummate the initial business combination by one month from August 28, 2023 to September 28, 2023 (the “Second Extension”).

On September 28, 2023 an aggregate of $85,000 was deposited into the Trust Account for the public shareholders, resulting in an extension of the period of time the Company has to consummate the initial business combination by one month from September 28, 2023 to October 28, 2023 (the “Third Extension”).

The Company will have the Combination Period to consummate the initial business combination, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to the Company to pay the franchise and income taxes that were paid by the Company or are payable by the Company, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Aimfinity Investment Corp. I
Notes To Financial Statements

(Unaudited)

The founder shares designated as Class B ordinary shares are identical to the Class A ordinary shares included in the units being sold in the IPO, and holders of founder shares have the same shareholder rights as public shareholders, except that: (a) the founder Class B ordinary shares will automatically convert into the Company’s Class A ordinary shares at the time of the initial business combination, (b) the founder shares are subject to certain transfer restrictions, as described in more detail below; (c) prior to the initial business combination, only holders of the founder shares have the right to vote on the appointment of directors and holders of a majority of the Company’s founder shares may remove a member of the board of directors for any reason; (d) in a vote to continue the Company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two thirds of the votes of all ordinary shares voted at a general meeting), holders of the Company’s founder shares have ten votes for every founder share and, as a result, the Company’s initial shareholders will be able to approve any such proposal without the vote of any other shareholder; (e) the Company’s sponsor and each member of the management team have entered into an agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares (ii) to waive their redemption rights with respect to their founder shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s then-effective memorandum and articles of association (A) that would modify the substance or timing of the obligation to provide holders of the Company’s Class A ordinary shares the right to have their shares redeemed in connection with the initial business combination or to redeem 100% of the Company’s Public Shares if the Company does not complete the initial business combination within the Combination Period or (B) with respect to any other provision relating to the rights of holders of the Company’s Class A ordinary shares; and (iii) waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if the Company fail to consummate an initial business combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial business combination within the prescribed time frame; and (f) the founder shares are entitled to registration rights. If the Company seek shareholder approval of the Company’s initial business combination, the Company will complete the initial business combination only if the Company obtains the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. In such case, the Company’s sponsor and each member of the management team have agreed to vote their founder shares and Public Shares in favor of the initial business combination.

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

The sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay the Company’s tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under the indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the sponsor will not be responsible to the extent of any liability for such third-party claims.

Aimfinity Investment Corp. I
Notes To Financial Statements

(Unaudited)

Going Concern Consideration

As of September 30, 2023, the Company had cash of $5,503 and a working deficit of $894,947.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The balance sheet does not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s second amended and restated memorandum and articles of association. The accompanying financial statement has been prepared inconformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

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

Aimfinity Investment Corp. I
Notes To Financial Statements

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $5,503 and $710,573 in cash as of September 30, 2023 and December 31, 2022, respectively. The Company had no cash equivalents as of September 30, 2023 or December 31, 2022.

Investments held in Trust Account

As of September 30, 2023, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

Aimfinity Investment Corp. I
Notes To Financial Statements

(Unaudited)

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, ordinary shares subject to possible redemption are presented at redemption value of $10.82 and $10.28 per share, respectively, as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Ordinary Shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Based on the above, any remeasurement of redemption value of the Class A ordinary shares subject to possible redemption is considered to be dividends aid to the Public Shareholders. Warrants issued are contingently exercisable (i.e., on the later of 30 days after the completion of the initial Business Combination or 15 months from the closing of the IPO). For EPS purpose, the warrants are anti-dilutive since they would generally not be reflected in basic or diluted EPS until the contingency is resolved. As of September 30, 2023, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per ordinary share is the same as basic earnings per ordinary share for the period presented.

Aimfinity Investment Corp. I
Notes To Financial Statements

(Unaudited)

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Net income (loss)	$540,850	$(39,529)	$1,860,776	$(165,421)
Accretion of carrying value to redemption value	(1,193,777)	(43,675)	(2,960,381)	(8,203,834)
Net loss including accretion of carrying value of Redemption value	$(652,927)	$(83,204)	$(1,099,605)	$(8,369,255)

	For the Three Months Ended		For the Three Months Ended
	September 30, 2023		September 30, 2022
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(473,951)	$(178,976)	$(63,460)	$(19,744)
Accretion of carrying value to redemption value	1,193,777	-	43,675	-
Allocation of net income/(loss)	$719,826	$(178,976)	$(19,785)	$(19,744)

Denominators:
Weighted-average shares outstanding	6,632,220	2,504,500	8,050,000	2,504,500
Basic and diluted net income/ (loss) per share	$0.11	$(0.07)	$(0.00)	$(0.01)

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2023		September 30, 2022
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(826,305)	$(273,300)	$(5,574,150)	$(2,795,105)
Accretion of carrying value to redemption value	2,960,381	-	8,203,834	-
Allocation of net income/(loss)	$2,134,076	$(273,300)	$2,629,684	$(2,795,105)

Denominators:
Weighted-average shares outstanding	7,572,213	2,504,500	4,570,513	2,291,841
Basic and diluted net income/ (loss) per share	$0.28	$(0.11)	$0.58	$(1.22)

Aimfinity Investment Corp. I
Notes To Financial Statements

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of September 30, 2023 and December 31, 2022, approximately $0 and $460,573, respectively, was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Aimfinity Investment Corp. I
Notes To Financial Statements

(Unaudited)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

Note 3 — Investment Held in Trust Account

As of September 30, 2023 and December 31, 2022, assets held in the Trust Account were comprised of $42,978,326 and $82,735,662, respectively, in money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2023	December 31, 2022
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$42,978,326	$82,735,662
Total	1	$42,978,326	$82,735,662

Note 4 — Initial Public Offering

Pursuant to the IPO on April 28, 2022, the Company sold 8,050,000 Public Units at $10.00 per Public Unit, generating gross proceeds of $80,500,000. Each Public Unit consists of one Public Share and one Class 1 Warrant and one-half of one Class 2 Warrant. The Company will not issue fractional shares. As a result, the warrants must be exercised in multiples of one whole warrant. Each whole warrant entitles the holder thereof to purchase one share of the Company’s Public Share at a price of $11.50 per share, and only whole warrants are exercisable. The warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO, and will (except for Class 2 Warrants embedded in the Public Shares as part of the New Units that are redeemed prior to the consummation of the initial Business Combination, which Class 2 Warrants will be forfeited and cancelled upon redemption of such shares) expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. As a result, if the public shareholders redeem their Public Shares prior to the consummation of the initial Business Combination, the embedded Class 2 Warrants as part of the New Units for which the Public Shares form a part will be forfeited and cancelled.

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

(Unaudited)

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

As of September 30, 2023 and December 31, 2022, the amounts of ordinary shares reflected on the balance sheet are reconciled in the following table.

Gross proceeds	$80,500,000
Less:
Proceeds allocated to Class 1 public warrants	(1,529,806)
Offering costs of public shares	(5,020,353)
Plus:
Accretion of carrying value to redemption value	8,785,821
Ordinary shares subject to possible redemption, December 31, 2022	$82,735,662
Less:
Redemptions	(42,717,717)
Plus:
Accretion of carrying value to redemption value	2,960,381
Ordinary shares subject to possible redemption, September 30, 2023	$42,978,326

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

Aimfinity Investment Corp. I
Notes To Financial Statements

(Unaudited)

Note 6 — Related Party Transactions

Founder Shares

On December 4, 2021 the Sponsor acquired 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. On March 18, 2022, the sponsor surrendered to the Company for cancellation 862,500 founder shares for no consideration, resulting in the Company’s initial shareholders holding an aggregate of 2,012,500 Class B ordinary shares, or approximately $0.012 per share. As of September 30, 2023 and December 31, 2022, there were 2,012,500 founder shares issued and outstanding.

On March 29, 2022, the sponsor transferred 20,000 founder shares to the Chief Financial Officer of the Company and 60,000 founder shares to certain members of the board of directors. If the officer and director nominee do not become an officer or director of the Company at the time of the Company’s IPO, is removed from office as director, or voluntarily resigns his position with the Company before a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company (“the Triggering Event”), all of such shares shall be returned to sponsor. Further, considering that in case the initial business combination does not occur these awards will be forfeited, it was deemed that the above terms result in the vesting provision whereby the share awards would vest only upon the consummation of an initial business combination or change of control event. As a result, any compensation expense in relation to these grants will be recognized at the Triggering Event. As a result, the Company recorded no compensation expense for the three and nine months ended September 30, 2023.

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

As of September 30, 2023, the Company determined that an initial business combination is not considered probable, and therefore, no stock-based compensation expense has been recognized. Total unrecognized compensation expense related to unvested founder shares at September 30, 2023 amounted to approximately $111,744 and is expected to be recognized upon the Triggering Event.

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

Aimfinity Investment Corp. I
Notes To Financial Statements

(Unaudited)

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

On July 28, 2003, in connection with the First Monthly Extension Payment, the Company issued an unsecured promissory note of $85,000 to the sponsor to evidence the payments made for the Third Extension Payment.

On August 28, 2003, in connection with the Second Monthly Extension Payment, the Company issued an unsecured promissory note of $85,000 to the sponsor to evidence the payments made for the Third Extension Payment.

On September 28, 2003, in connection with the Third Monthly Extension Payment, the Company issued an unsecured promissory note of $85,000 to the sponsor to evidence the payments made for the Third Extension Payment.

The promissory notes bear no interest and are payable in full upon the earlier to occur of (i) the consummation of the Company’s business combination or (ii) the date of expiry of the term of the Company (the “Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) an enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the promissory notes may be accelerated.

The payee of the promissory notes has the right, but not the obligation, to convert the promissory notes, in whole or in part, respectively, into Private Placement Units of the Company, that are identical to the Private Placement Units issued by the Company in the private placement consummated simultaneously with the Company’s initial public offering. The number of Private Placement Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

As of September 30, 2023 and December 31, 2023, the Company has an outstanding loan balance of $255,000 and $0, respectively.

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

During the nine months September 30, 2023, one of the Company’s shareholders paid $261,880 for certain operating expenses on behalf of the Company.

As of September 30, 2023 and December 31, 2022, the Company had $275,659 and $13,749, respectively, payable to the sponsor. This payable is non-interest bearing, unsecured and is due on demand.

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

As of September 30, 2023 and December 31, 2022, the Company had no borrowings under the working capital loans.

Aimfinity Investment Corp. I
Notes To Financial Statements

(Unaudited)

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

Note 8 — Shareholders’ (Deficit) Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 492,000 issued and outstanding (excluding 3,973,882 and 8,050,000 shares subject to possible redemption as of September 30, 2023 and December 31, 2022, respectively).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On December 4, 2021, the Company issued 2,875,000 Class B ordinary shares. On March 18, 2022, the sponsor surrendered to the Company for cancellation 862,500 Class B ordinary shares for no consideration, resulting in the Company’s initial shareholders holding an aggregate of 2,012,500 so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after IPO. As of September 30, 2023 and December 31, 2022, there were 2,012,500 Class B ordinary shares issued and outstanding.

Aimfinity Investment Corp. I
Notes To Financial Statements

(Unaudited)

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

As of September 30, 2023 and December 31, 2022, 8,542,000 Class 1 Warrants and 4,271,000 Class 2 Warrants are outstanding (including 492,000 Class 1 Warrants and 246,000 Class 2 Warrants underlying the Private Placement Units). The Company will account for warrants as equity instruments in accordance with ASC 815, Derivatives and Hedging, based on the specific terms of the warrant agreement.

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

Aimfinity Investment Corp. I
Notes To Financial Statements

(Unaudited)

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

The Merger Agreement

On October 13, 2023, The Company, entered into that certain Agreement and Plan of Merger (as may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”),by and between the Company, Docter Inc., a Delaware corporation (the “Docter”), Aimfinity Investment Merger Sub I, a Cayman Islands exempted company and wholly-owned subsidiary of the Company (“Purchaser”), and Aimfinity Investment Merger Sub II, Inc., a Delaware corporation and wholly-owned subsidiary of Purchaser (“Merger Sub”), pursuant to which (a) Company will be merged with and into Purchaser (the “Reincorporation Merger”), with Purchaser surviving the Reincorporation Merger, and (b) Merger Sub will be merged with and into the Docter (the “Acquisition Merger”), with Docter surviving the Acquisition Merger as a direct wholly owned subsidiary of Purchaser (collectively, the “Business Combination”). Following consummation of the Business Combination (the “Closing”), Purchaser will be a publicly traded company (Purchaser is sometimes referred to herein as “PubCo”, upon and following the consummation of the Reincorporation Merger).

Promissory Note

On October 27, 2023 an aggregate of $85,000 was deposited into the Trust Account for the public shareholders, resulting in an extension of the period of time the Company has to consummate the initial business combination by one month from October 28, 2023 to November 28, 2023 (the “Fourth Extension”).

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

Overview

We are a blank check company incorporated on July 26, 2021 (inception) as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Initial Business Combination”). We intend to effectuate our Initial Business Combination using cash from the proceeds of our IPO and the sale of our shares, debt or a combination of cash, equity and debt. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an Initial Business Combination will be successful.

Our Initial Public Offering

On April 28, 2022, we consummated our IPO of 8,050,000 units, which included 1,050,000 units issued pursuant to the full exercise by the underwriters of their over-allotment option (the “Public Units”), each Public Unit consisting of one Class A ordinary share (the “Class A Ordinary Shares”) of the Company, par value $0.0001 per share (the “Public Shares”), one Class 1 redeemable warrant (the “Class 1 Warrants”) and one-half of one Class 2 redeemable warrant (the “Class 2 Warrants”, together with Class 1 Warrants, the “Warrants”) of the Company (each, a “Public Warrant”), each whole Public Warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share. The Public Units were sold at a price of $10.00 per Unit, and the IPO generated gross proceeds of $80,500,000. Simultaneously with the closing of the IPO, we consummated a private placement (the “Private Placement”) with Aimfinity Investment LLC, our sponsor (the “sponsor”), of an aggregate of 492,000 units (the “Private Placement Units”) (including 42,000 Private Placement Units purchased pursuant to the full exercise by the underwriters of their over-allotment option) at a price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $4,920,000. Each Private Placement Unit consists of one Class A ordinary share (the “Private Placement Shares”), one Class 1 Warrant, and one-half of one Class 2 Warrant. The terms and provisions of the warrants in the Private Placement Units (together, the “Private Placement Warrants”) are identical to the Public Warrants, except that, subject to certain limited exceptions, they are subject to transfer restrictions until 30 days following the consummation of the Company’s initial business combination. On April 28, 2022, a total of $82,110,000 of the net proceeds from the IPO and the Private Placement was deposited in a trust account (the “Trust Account”) established for the benefit of the Company’s public shareholders at a U.S. based trust account, with U.S. Bank, National Association, acting as trustee.

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

Since our IPO, our sole business activity has been identifying, evaluating suitable acquisition transaction candidates and preparing for consummation of an initial business combination. We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the Sponsor and other parties to fund our operations.

Business Combination with Docter Inc.

On October 13 2023, we entered into that certain Agreement and Plan of Merger (as may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and between us, Docter Inc., a Delaware corporation (the “Target”), Aimfinity Investment Merger Sub I, a Cayman Islands exempted company and a newly formed wholly-owned subsidiary of ours (“Purchaser”), and Aimfinity Investment Merger Sub II, Inc., a Delaware corporation and wholly-owned subsidiary of Purchaser (“Merger Sub”), pursuant to which (a) we will be merged with and into Purchaser (the “Reincorporation Merger”), with Purchaser surviving the Reincorporation Merger, and (b) Merger Sub will be merged with and into the Target (the “Acquisition Merger”), with the Target surviving the Acquisition Merger as a direct wholly owned subsidiary of Purchaser (all transactions contemplated under the Business Combination Agreement, collectively, the “Business Combination”). Following the consummation of the Business Combination (the “Closing”), Purchaser will be a publicly traded company (Purchaser is sometimes referred as “PubCo” upon and following the consummation of the Reincorporation Merger).

At the effective time of the Reincorporation Merger (the “Reincorporation Merger Effective Time”), (i) each of our issued and outstanding unit (the “Units”) will automatically separate into one Class 1 Warrant and one New Unit (the “Separation of the AIMA Units”), (ii) upon Separation of the AIMA Units, each of our issued and outstanding New Unit (except the New Units containing the redeemed Class A Ordinary Share and corresponding forfeited Class 2 Warrant) will automatically separate into one Class A Ordinary Share (together with our Class B ordinary shares, par value $0.0001, the “Ordinary Shares”) and one-half of one Class 2 Warrant, (iii) each of our issued and outstanding Ordinary Share will be converted automatically into one ordinary share of PubCo (each, “PubCo Ordinary Share”), and (iv) each of our issued and outstanding Warrant shall be converted automatically into one redeemable warrant of PubCo, exercisable for one PubCo Ordinary Share at an exercise price of $11.50 (each, “PubCo Warrant”). Each of our issued and outstanding security will automatically be cancelled and cease in existence and trading with respect to our security and converted into applicable security of PubCo except as provided in the Business Combination Agreement or under operation of law.

At the effective time of the Acquisition Merger (the “Effective Time”), which shall take place one business after the Reincorporation Merger Effective Time, by virtue of the Acquisition Merger and without any action on the part of us, PubCo, Merger Sub, the Target or the stockholders of the Target immediately prior to the Effective Time (collectively, the “Pre-Closing Target Stockholders”), each Target stockholder’s shares of common stock of the Target (“Target Shares”) issued and outstanding immediately prior to the Effective Time (except certain excluded shares) will be canceled and automatically converted into the right to receive, without interest, the applicable portion of the Closing Payment Shares (as defined below) as set forth in the Closing Consideration Spreadsheet (as defined in the Business Combination Agreement) on a pro rata basis based on the number of Target Shares held by them as of immediately prior to the Effective Time. “Closing Payment Shares” means 6,000,000 PubCo Ordinary Shares, which are equal or equivalent in value to the sum of $$60,000,000 divided by $10.00 per share.

Up to an additional 2,500,000 PubCo Ordinary Shares may be issued to the Pre-Closing Target Stockholders as contingent post-closing earnout consideration (the “Earnout Shares”). The Earnout Shares will not be issued until as below:

●	1,000,000 Earnout Shares will be issued to each Pre-Closing Target Stockholders on a pro rata basis if and only if PubCo completes sales of at least 30,000 Devices (as defined in the Business Combination Agreement) during fiscal year 2024 as reflected in its audited consolidated annual financial statements for the fiscal year ending December 31, 2024 prepared in accordance with the U.S. GAAP as filed with the SEC;

●	1,500,000 Earnout Shares will be issued to each Pre-Closing Company Stockholders on a pro rata basis if and only if PubCo completes sales of at least 40,000 Devices during fiscal year 2025 as reflected in its audited consolidated annual financial statements for the fiscal year ending December 31, 2025 prepared in accordance with the U.S. GAAP as filed with the SEC.

Recent Development

Warrant Agreement Amendment

On July 7, 2023, we and VStock Transfer, LLC (“VStock”, together with us, the “Parties”), the Company’s transfer agent, entered into an amendment (the “Amendment”) to certain warrant agreement, entered between the Parties on April 25, 2022 (the “Warrant Agreement”) in connection with the IPO of the Company, pursuant to Section 9.8 of the Warrant Agreement for the purpose of curing any ambiguity, including to conform the provisions hereof to the description of the terms of the Warrants and the Warrant Agreement set forth in the Prospectus of the IPO, or curing, correcting or supplementing any defective provision contained herein or adding or changing any other provisions with respect to matters or questions arising under the Warrant Agreement as the parties may deem necessary or desirable and that the parties deem shall not adversely affect the interest of the Registered Holders (as defined in the Warrant Agreement).

The Amendment amends Section 3.2.2 of the Warrant Agreement to clarify that in the event that holders (the “Redeeming Shareholders”) of the Company’s Class A Ordinary Shares seek to redeem their Class A Ordinary Shares in connection with (i) the Company’s Initial Business Combination, or (ii) a shareholder vote to approve an amendment to the Company’s then-effective memorandum and articles of association (the “Charter Documents”) (A) that would modify the substance and timing of the Company’s obligation to provide Redeeming Shareholders the redemption rights in connection with an Initial Business Combination or if the Company cannot complete an Initial Business Combination within the Combination Period (defined below) provided in the Charter Documents, (B) with respect to any provisions to the rights of the holders of Class A Ordinary Shares or pre-Initial Business Combination activity, the Class 2 Warrants attached to the Class A Ordinary Shares held by such Redeeming Shareholders will terminate upon completion of the redemption of such Class A Ordinary Shares.

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

Monthly Extensions

Under the Company’s currently effective second amended and restated memorandum and articles of association, the Company would now have until August 28, 2023 (or such later dates up to April 28, 2023, depending on the numbers of Monthly Extensions the Company seeks to extend) to consummate an Initial Business Combination (the “Combination Period”).

For each Monthly Extension, an aggregate of $85,000 needs to be deposited into the Trust Account for the public stockholders by the 28th day of each month in July 2023 to April 2024 to lead to an extension of the period of time we have to consummate the Initial Business Combination by each one-month period, for a total of up to nine months, from July 28, 2023 to April 28, 2023.

On July 28, 2023, August 28, 2023, September 28, 2023 and October 28, 2028, an aggregate of $85,000 was deposited into the Trust Account by I-Fa Chang, sole member and manager of our sponsor, for the public stockholders each time, respectively on such dates, resulting in an extension of the period of time we have to consummate the Initial Business Combination by three Monthly Extensions from July 28, 2023 to November 28, 2023.

On each of such four dates, respectively, we issued an unsecured promissory note each time of $85,000 to I-Fa Chang to evidence the payments made by him for the deposit for each of the three Monthly Extensions in (each a “Monthly Extension Note”).

Each Monthly Extension Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s Initial Business Combination or (ii) the date of expiry of the term of the Company (the “Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) an enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the Monthly Extension Notes may be accelerated.

The payee of the Monthly Extension Notes, I-Fa Chang, has the right, but not the obligation, to convert the Monthly Extension Notes, in whole or in part, respectively, into Private Placement Units of the Company, that are identical to the Private Placement Units issued by the Company in the Private Placement consummated simultaneously with the Company’s IPO, subject to certain exceptions, as described in the Prospectus, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Initial Business Combination. The number of Private Placement Units to be received by I-Fa Chang in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

The issuance of the Monthly Extension Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 26, 2021 (inception) to September 30, 2023 were organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We may generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months and the nine months ended September 30, 2023, we had net income of $540,850 and $1,860,776, respectively which consisted of interest earned on investment held in Trust Account which as offset by operating cost of $397,927 and $844,605, respectively.

For the three months and the nine months ended September 30, 2022, we had net operating loss of $39,529 and $165,421.

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

In connection with the votes to approve the Charter Amendment Proposal, the holders of 4,076,118 of Public Shares of the Company exercised their right to redeem their shares for cash at a redemption price of approximately $10.48 per share, for an aggregate redemption amount of approximately $42,717,717.

As of September 30, 2023, $42,978,326 was held in the Trust Account in money market funds, which are invested in U.S. Treasury Securities. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If the Company completes the initial Business Combination, it would repay such loaned amounts. In the event that the Initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-Initial Business Combination entity, at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. In the event that an Initial Business Combination is not consummated, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment.

As of September 30, 2023, the Company had cash of $5,503 and a working capital deficiency of $894,947. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans (the “Working Capital Loans”). As of September 30, 2023, there were no amounts outstanding under any Working Capital Loans.

Accordingly, the accompanying unaudited financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during the period leading up to the initial Business Combination. Based on the foregoing, management believes the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of an Initial Business Combination or one year from the date of this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying, and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target business, paying for travel expenditures, selecting a target business to merge with or acquire, and structuring, negotiating and consummating an Initial Business Combination.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Initial Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of both September 30, 2023 and December 31, 2022, ordinary shares subject to possible redemption are presented at a redemption value of $10.50 and $10.28 per share, respectively, as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Net Income (Loss) Per Ordinary Share

Net Income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of Class B ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 262,500 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Notes 5 and 7). At September 30, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of September 30, 2023, approximately $0, was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer and General Counsel carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and General Counsel concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

Changes in Internal Control Over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Prospectus, our annual report on Form 10-K for the fiscal year ended on December 31, 2022 filed with the SEC on April 17, 2023 (“Annual Report”), and our quarterly report on Form 10-Q for the period ended on September 30, 2023 (“September 30 Quarterly Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Prospectus, Annual Report and September 30 Quarterly Report.

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

Aimfinity Investment Corp. I

Date: November 13, 2023	By:	/s/ I-Fa Chang
I-Fa Chang
Chief Executive Officer

Aimfinity Investment Corp. I

Date: November 13, 2023	By:	/s/ Xuedong (Tony) Tian
Xuedong (Tony) Tian
Chief Financial Officer