Form 10-K
period 2023-12-31
Aimfinity Investment Corp. I
filed 2024-04-12
CIK 1903464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number: 001-41361

AIMFINITY INVESTMENT CORP. I

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1641561
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

221 W 9th St, PMB 235 Wilmington, Delaware	19801
(Address of principal executive offices)	(Zip Code)

(425) 365-2933

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, consisting of one Class A ordinary share, $0.0001 par value, one Class 1 redeemable warrant and one-half of one Class 2 redeemable warrant	AIMAU	The Nasdaq Stock Market LLC
Class A ordinary shares, $0.0001 par value	AIMA	The Nasdaq Stock Market LLC
Class 1 redeemable warrants, each exercisable for one Class A ordinary share at an exercise price of $11.50	AIMAW	The Nasdaq Stock Market LLC
Class 2 redeemable warrants, each exercisable for one Class A ordinary share at an exercise price of $11.50	AIMAW	The Nasdaq Stock Market LLC
New Units, consisting of one Class A ordinary share, $0.0001 par value, and one-half of one Class 2 redeemable warrant	AIMBU	The Nasdaq Stock Market LLC

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

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, computed as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was $82,915,000, based on the trading price of the Units (AIMAU) of the registrant on that date. The registrant’s units commenced public trading on the Nasdaq Stock Market LLC on April 26, 2022, and its new units and class 1 redeemable warrants commenced separate public trading on the Nasdaq Stock Market LLC on June 16, 2022.

As of April 10, 2024, there were 4,465,882 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 2,012,500 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to complete an initial business combination;

●	our expectations around the performance of prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward- looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

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

On April 28, 2022, we consummated our initial public offering (the “IPO”) of 8,050,000 units, which included 1,050,000 units issued pursuant to the full exercise by the underwriters of their over-allotment option (the “Units”), each Unit consisting of one Class A ordinary share of the Company (“Class A Ordinary Share”), par value $0.0001 per share (the “public shares”), one Class 1 redeemable warrant (the “Class 1 Warrant”) and one-half of one Class 2 redeemable warrant (the “Class 2 Warrant”) of the Company (each, a “Public Warrant”), each whole Public Warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, and the IPO generated gross proceeds of $80,500,000. Simultaneously with the closing of the IPO, we consummated a private placement (the “Private Placement”) with our sponsor, of an aggregate of 492,000 units (the “Private Placement Units”) (including 42,000 Private Placement Units purchased pursuant to the full exercise by the underwriters of their over-allotment option) at a price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $4,920,000. Each Private Placement Unit consists of one Class A ordinary share (the “Private Placement Shares”), one Class 1 Warrant, and one-half of one Class 2 Warrant. The terms and provisions of the warrants in the Private Placement Units (together, the “Private Placement Warrants”) are identical to the Public Warrants, except that, subject to certain limited exceptions, they are subject to transfer restrictions until 30 days following the consummation of the Company’s initial business combination. On April 28, 2022, a total of $82,110,000 of the net proceeds from the IPO and the Private Placement was deposited in a trust account (the “Trust Account”) established for the benefit of the Company’s public shareholders at a U.S. based trust account, with U.S. Bank, National Association, acting as trustee.

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

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), the funds held in the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s memorandum and articles of association (the “Charter”) effective at the time (a) to modify the substance or timing of the Company’s obligation to provide for the redemption of the Company’s public shares in connection with any proposed initial business combination or to redeem 100% of the Company’s public shares if it does not complete its initial business combination by the deadline it needs to complete its initial business combination pursuant to the Charter (the “Combination Period”), or (b) with respect to any other material provision relating to shareholders’ rights or pre-initial business combination activity and (iii) the redemption of the Company’s public shares if it is unable to complete its initial business combination by the Combination Period, subject to applicable law.

We focus on identifying unique business concepts with high-performing organizations that have both aspirations to accelerate growth and create enduring value within the technology, hospitality or consumer services sector. While we are limited to a particular industry or geographic region in our identification and acquisition of a target company, we focus on technology, consumer and hospitality and will not complete our initial business combination with a target that is headquartered in China (including Hong Kong and Macau) or conducts a majority of its business in China (including Hong Kong and Macau).

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

All of our current officers and directors are U.S. citizens except that I-Fa Chang and Teng-Wei Chen are Taiwan citizens. We do not believe that our officers, directors, sponsor and members of our sponsor have significant ties to China, except that our CFO, Mr. Tian, and our director, Dr. Li, lived in China more than twenty years ago. However, both Mr. Tian and Dr. Li are U.S. citizens and have spent their professional career in the United States (with the exception that Dr. Li worked as the CFO of a pharmaceutical company in China from 2017 to 2018). As we disclose in our Prospectus that we will not complete our initial business combination with a target that is headquartered in China (including Hong Kong and Macau) or conducts a majority of its business in China (including Hong Kong and Macau), we do not believe the historical path of one officer and one director will result in a material change in our search for a target company and the value of the securities that we are registering for sale. However, we cannot predict the perception from potential target companies or the market, it is uncertain whether that would make us a less attractive partner to a non-China-based target company and such perception may potentially limit or negatively impact our search for an initial business combination.

On March 17, 2023, in connection with the management change, the sponsor initiated a distribution of 280,000 founder shares and 492,000 Private Placement Units of the Company held by the sponsor to Imperii Strategies LLC, Aimfinity Investment & Co., and Yuming Investments LLC, all existing members of the sponsor at that time, and entered into a repurchase agreement with Xin Wang, Joshua Gordon, James J. Long and Nicholas Torres III, then directors and officers of the Company, to transfer 10,000 founder shares each to the sponsor, as a result of which, the sponsor directly held 1,692,500 founder shares as of March 17, 2023. The sale and repurchase of the founder shares and the distributions were made pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Sponsor Membership Change

On January 19, 2024, pursuant to certain membership interest purchase and transfer agreement, Mr. Chang, then holder of 100% of Membership Interests in the Sponsor, sold 2.954% of the Membership Interests of the Sponsor he held, which entitles the holder to receive distribution of 50,000 founder shares currently held under the Sponsor, to Mr. Chun-Cheng Su, a Taiwanese citizen, for 10,000,000 New Taiwan Dollar (approximately USD 319,000). On the same date, pursuant to certain membership interest purchase and transfer agreement, Mr. Chang also sold 5.908% of the Membership Interests of the Sponsor he held, which entitles the holder to receive distribution of 100,000 founder shares currently held under the Sponsor, to Mr. Xuedong (Tony) Tian, our CFO and director, for USD1,242.24. The sale and repurchase of the membership interests were made pursuant to exemptions from registration contained in Section 4(a)(2) of the Securities Act.

Initial Business Combination

Nasdaq rules require that we must complete one or more initial business combinations with a total aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding any deferred underwriters’ fees and taxes payable on the interest income earned on the Trust Account) at the time of our signing of a definitive agreement in connection with our initial business combination. We refer to this as the 80% of net assets test. If our board of directors determines that it is not able to independently determine the fair market value of the target business or businesses, we may obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm, with respect to the satisfaction of such criteria. In addition, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act.

Even if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target, our shareholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the outstanding equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. If our securities are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of net asset test.

We may, at our option, pursue an initial business combination opportunity jointly with one or more entities affiliated with US Tiger Securities, Inc., a New Jersey corporation, a representative of the underwriters in the IPO (“US Tiger”). US Tiger and/or one or more investors in funds or separate accounts managed by or affiliated with US Tiger, which we refer to as an “Affiliated Joint Transaction.” Any such parties would co-invest only if (i) permitted by applicable regulatory and other legal limitations; (ii) we and US Tiger considered a transaction to be mutually beneficial to us as well as the affiliated entity; and (iii) other business reasons exist to do so, such as the strategic merits of including such co-investors, the need for additional capital beyond the amount held in our Trust Account to fund the initial business combination and/or the desire to obtain committed capital for closing the initial business combination. An Affiliated Joint Transaction may be effected through a co-investment with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the initial business combination by issuing to such parties a class of equity or equity-linked securities. We refer to this potential future issuance, or a similar issuance to other specified purchasers, as a “specified future issuance” throughout. The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. We are not obligated to make any specified future issuance and may determine not to do so. This is not an offer for any specified future issuance. Pursuant to the anti-dilution provisions of our Class B ordinary shares, any such specified future issuance would result in an adjustment to the conversion ratio such that our initial shareholders and their permitted transferees, if any, would retain their aggregate percentage ownership of founder shares at 20% of the sum of the total number of all ordinary shares issued and outstanding upon completion of the IPO plus all shares issued in the specified future issuance, unless the holders of a majority of the then-issued and outstanding Class B ordinary shares agreed to waive such adjustment with respect to the specified future issuance at the time thereof. We cannot determine at this time whether a majority of the holders of our Class B ordinary shares at the time of any such specified future issuance would agree to waive such adjustment to the conversion ratio. They may waive such adjustment due to (but not limited to) the following: (i) closing conditions which are part of the agreement for our initial business combination; (ii) negotiation with Class A shareholders on structuring an initial business combination; (iii) negotiation with parties providing financing which would trigger the anti-dilution provisions of the Class B ordinary shares; or (iv) as part of the Affiliated Joint Transaction. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Class B ordinary shares, but would reduce the percentage ownership of holders of our Class A ordinary shares. If such adjustment is waived, the specified future issuance would reduce the percentage ownership of holders of both classes of our ordinary shares.

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

Extraordinary General Meetings and Extensions

First EGM and Extension

Under our then-effective amended and restated memorandum and articles of association, we would have until July 28, 2023 (or January 28, 2024 if we extend the period of time to consummate an initial business combination) to consummate an initial business combination. On July 27, 2023, we held an extraordinary general meeting of shareholders (the “First EGM”). At the First EGM, our shareholders, by special resolution, approved the proposal to amend our then effective amended and restated memorandum and articles of association to (i) allow us until July 28, 2023 to consummate an initial business combination, and to (ii) elect to extend the period to consummate an initial business combination up to nine times, each by an additional one-month period, for a total of up to nine months to April 28, 2024, by depositing to our Trust Account the amount lesser of (i) $85,000 for each one-month extension or (ii) $0.04 for each AIMA Public Share for each one-month extension (the “Existing Extension Payment”). Under Cayman Islands law, the second amend and restated memorandum and articles of association took effect immediately upon approval of the proposal by the shareholders at the First EGM. On July 27, 2023, we also filed the second amended and restated memorandum and articles of association with the Registrar of Companies of the Cayman Islands. Pursuant to the second amended and restated memorandum and articles of association, we may, at the request of the Sponsor and by approval of our board of directors, elect to extend the Combination Period up to nine times, each by an additional one-month period, for a total of up to nine months to April 28, 2024, by depositing to the Trust Account the Existing Extension Payment for each monthly extension sought under the second amended and restated memorandum and articles of association.

In connection with the votes to approve the Charter Amendment Proposal, the public holders (the “Public Shareholders”) of the Public Shares were afforded with an opportunity to redeem their Public Shares. As a result, 4,076,118 Public Shares of Aimfinity were rendered for redemption. In connection with the redemptions, all 4,076,118 AIMA New Units submitted for redemption and the components thereof, including the Public Shares and the AIMA Class 2 Warrants thereof, have been cancelled.

Between July 28, 2023 to March 28, 2024, an aggregate of $765,000 have been deposited into the Trust Account for the Public Shareholders, resulting in five extensions of the period of time Aimfinity has to consummate the initial business combination by nine one-month periods from July 28, 2023 to April 28, 2024.

In connection with the nine monthly extensions, we issued nine unsecured promissory notes (each an “Existing Extension Note”), each of $85,000 to I-Fa Chang, as sole member and manager the Sponsor, to evidence the payments made for the nine monthly extensions.

Each of the Existing Extension Notes is of the same terms. Each Existing Extension Notes bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the our initial business combination or (ii) the date of expiry of the term of Aimfinity (the “Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the our obligations thereunder; (iv) any cross defaults; (v) an enforcement proceedings against us; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the Existing Extension Note may be accelerated.

The payee of the Existing Extension Notes, Mr. Chang, has the right, but not the obligation, to convert the Existing Extension Notes, in whole or in part, respectively, into private placement units, that are identical to the Private Placement Units issued by the Company in the Private Placement consummated simultaneously with the IPO, subject to certain exceptions, as described in the IPO Prospectus, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the initial business combination. The number of Private Placement Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

The issuance of the Existing Extension Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Second EGM and Extension

Under memorandum and articles of association effective as of the date hereof, we currently have until April 28, 2024, 24 months after the closing of the IPO, to consummate an initial business combination.

However, on March 29, 2024, we filed a proxy statement on Schedule 14A (the “Proxy Statement”) to announce our intent to organize an extraordinary special meeting (the “Second EGM”) of the shareholders of the Company to, by special resolution, amend (the “Charter Amendment”) the Charter effective as of the date hereof to provide the Company the option to, by resolution of our board if requested by our sponsor, extend the Combination Period by up to nine times, each time by an additional one months (up to January 28, 2025 to complete an initial business combination), subject to the sponsor depositing additional funds into the Trust Account as set out below. In connection with any such extension, public shareholders will be offered the opportunity to vote on or redeem their shares.

Pursuant to the Proxy Statement, in order to extend the Combination Period for an additional nine one-month extensions, our sponsor or its affiliates or designees must deposit into the Trust Account the lesser of (i) $60,000 for all remaining public shares, and (ii) an amount equal to $0.035 for each remaining public share at the time of such deposit, on or prior to the date of the applicable deadline, for each one-month extension (the “New Extension Payment”). If the shareholders of the Company approve the Charter Amendment, our sponsor and its affiliates or designees are obligated to fund the Trust Account in order to extend the time for us to complete our initial business combination, but our sponsor will not be obligated to extend such time. For each extension sought, we will issue a press release announcing each extension prior to the deadline and announcing whether the funds have been timely deposited. In addition to the foregoing arrangements, we may further extend the Combination Period by a shareholder vote to amend our memorandum and articles of association.

The Docter Business Combination

On October 13, 2023, we entered into that certain Agreement and Plan of Merger (as may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and between the Company, Docter Inc., a Delaware corporation (the “Docter”), Aimfinity Investment Merger Sub I, a Cayman Islands exempted company and wholly-owned subsidiary of the Company (“Purchaser”), and Aimfinity Investment Merger Sub II, Inc., a Delaware corporation and wholly-owned subsidiary of Purchaser (“Merger Sub”), pursuant to which (a) we will be merged with and into Purchaser (the “Reincorporation Merger”), with Purchaser surviving the Reincorporation Merger, and (b) Merger Sub will be merged with and into Docter (the “Acquisition Merger”), with Docter surviving the Acquisition Merger as a direct wholly owned subsidiary of Purchaser (collectively, the “Docter Business Combination”). Following consummation of the Docter Business Combination (the “Closing”), Purchaser will be a publicly traded company (Purchaser is sometimes referred to herein as “PubCo”, upon and following the consummation of the Reincorporation Merger). Capitalized terms used but not otherwise defined herein shall have the meanings ascribed to such terms in the Merger Agreement.

Since 2016, Docter, along with its subsidiary, Horn Enterprise Co., Ltd., has been developing a non-invasive blood sugar trend monitoring technology, alleviating the necessity for blood sampling. Docter operates Docter brand watches and employs Docter Cloud platform technologies to facilitate health monitoring, vascular elasticity tracking, and myocardial infarction prediction. Additionally, Docter has made investments in the development of biological radar wave technology to cater to those requiring long-term care or individuals experiencing sub-optimal health. In addition, Docter has recently announced that it has signed a Memorandum of Understanding (MOU) with Harvard Medical School for the purchase of 10,000 Docter watches. These watches will be utilized in a Harvard Medical School Long Covid research project, highlighting the growth potential of Docter’s technology in advanced medical research.

Immediately prior to the Reincorporation Merger Effective Time (defined below), we will have the issued and outstanding securities of (i) full Units, each consisting of one Class 1 Warrant and one New Unit, (ii) New Units, each consisting of one Class A Ordinary Share and one-half of one Class 2 Warrant, (iii) Class A Ordinary Shares, (iv) class B ordinary shares of the Company, par value $0.0001 (“Class B Ordinary Shares”), (v) Class 1 Warrants, each exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share, (vi) Class 2 Warrants of Parent, each exercisable for one Parent Class A Ordinary Share at an exercise price of $11.50 per share. The Units are currently listed on Nasdaq under symbol “AIMAU,” the New Units are currently listed on Nasdaq under symbol “AIMBU,” and the Class 1 Warrants are currently traded on Nasdaq under symbol “AIMAW.” However, the New Units will not separate into Class A Ordinary Shares and Class 2 Warrants, and Class A Ordinary Shares and Class 2 Warrants will not trade separately, unless and until the Closing. As provided in our IPO prospectus dated April 26, 2022 and the warrant agreement of April 25, 2022 between Parent and VStock Transfer, LLC (“Vstock,”) (as amended, the “Parent Warrant Agreement”), the holders of our New Units will forfeit their Class 2 Warrants in the event that they elect to redeem the Class A Ordinary Shares underlying the New Units in connection with the Docter Business Combination.

At the effective time of the Reincorporation Merger (the “Reincorporation Merger Effective Time”), (i) each issued and outstanding Unit will automatically separate into one Class 1 Warrant and one New Unit (the “Separation of the Units”), (ii) upon the Separation of the Units, each issued and outstanding New Unit (except for Class 2 Warrants attached to the Class A Ordinary Shares that are redeemed prior to the Reincorporation Effective Time, which Class 2 Warrants will expire upon such redemption) will automatically separate into one Class A Ordinary Share and one-half of one Class 2 Warrant, (iii) each issued and outstanding Class A or Class B Ordinary Share will be converted automatically into one ordinary share of PubCo (each, “PubCo Ordinary Share”), and (iv) each issued and outstanding Class 1 or Class 2 Warrant shall be converted automatically into one redeemable warrant of PubCo, exercisable for one PubCo Ordinary Share at an exercise price of $11.50 (each, “PubCo Warrant”). Each of our issued and outstanding securities will automatically be cancelled and cease in existence and trading with respect to our securities and converted into applicable securities of PubCo except as provided in the Merger Agreement or under operation of Law.

Merger Consideration

At the effective time of the Acquisition Merger (the “Effective Time”), by virtue of the Acquisition Merger and without any action on the part of the Company, PubCo, Merger Sub, Docter or the stockholders of Docter immediately prior to the Effective Time (collectively, the “Pre-Closing Docter Stockholders”), each Docter Stockholder’s shares of common stock of Docter (“Docter Shares”) issued and outstanding immediately prior to the Effective Time (except certain excluded shares) will be canceled and automatically converted into the right to receive, without interest, the applicable portion of the Closing Payment Shares (as defined herein) as set forth in the Closing Consideration Spreadsheet on a pro rata basis based on the number of Docter Shares held by them as of immediately prior to the Effective Time. “Closing Payment Shares” means 6,000,000 PubCo Ordinary Shares, equivalent in value to the sum of $60,000,000 divided by $10.00 per share.

Earnout

Up to an additional 2,500,000 PubCo Ordinary Shares may be issued to the Pre-Closing Docter Stockholders as contingent post-closing earnout consideration (the “Earnout Shares”). The Earnout Shares will be issued as below:

(i)	1,000,000 Earnout Shares will be issued to each Pre-Closing Docter Stockholders on a pro rata basis if and only if PubCo completes sales of at least 30,000 Devices (as defined in the Merger Agreement) during fiscal year 2024 as reflected in its audited consolidated annual financial statements for the fiscal year ending December 31, 2024 prepared in accordance with the U.S. GAAP as filed with the SEC; and

(ii)	1,500,000 Earnout Shares will be issued to each Pre-Closing Docter Stockholders on a pro rata basis if and only if PubCo completes sales of at least 40,000 Devices during fiscal year 2025 as reflected in its audited consolidated annual financial statements for the fiscal year ending December 31, 2025 prepared in accordance with U.S. GAAP as filed with the SEC.

Related Agreements

Company Support Agreement

Contemporaneously with the execution of the Merger Agreement, certain Docter Stockholders entered into a support agreement pursuant to which such Docter Stockholders agree to, among other things, vote in favor of the Merger Agreement and the transactions contemplated therein.

Sponsor Support Agreement

Contemporaneously with the execution of the Merger Agreement, the Sponsor entered into a letter agreement pursuant to which such the Sponsor agreed to, among other things, vote in favor of the Merger Agreement and the transactions contemplated therein.

Lock-Up Agreements

At or prior to the Closing, the Purchaser will enter into lock-up agreements (the “Lock-up Agreements”) with any stockholder who will hold more than 5% of the issued and outstanding PubCo Ordinary Shares upon the Closing, the Sponsor, directors and officers of the Company, and any affiliates of the foregoing. Pursuant to the Lock-Up Agreements, such parties will, subject to certain customary exceptions, agree not to (i) sell, offer to sell, contract or agree to sell, pledge or otherwise dispose of, directly or indirectly, any Purchaser ordinary shares held by them until the date that is one year after the date of the Closing.

Redemption Rights for Public Shareholder upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, if any, divided by the number of then-issued and outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.20 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial owner must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our initial shareholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq rules. If we held a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

Submission of Our Initial Business Combination to a Stockholder Vote

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval of our initial business combination, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our initial shareholders have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, assuming our initial shareholders continue to own the shares they currently own, we would not need any additional shares to be voted in favor of a transaction, in order to have such initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our initial shareholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

Redemption of Public Shares and Liquidation if No Initial Business Combination

Under memorandum and articles of association effective as of the date hereof, we currently have until April 28, 2024, 24 months after the closing of the IPO, to consummate an initial business combination. However, on March 29, 2024, we filed a proxy statement on Schedule 14A to announce our intent to organize the Second EGM to, by special resolution, approve the Charter Amendment to provide the Company the option to, by resolution of our board if requested by our Sponsor, extend the Combination Period by up to nine times, each time by an additional one months (up to January 28, 2025 to complete a business combination), subject to the sponsor depositing additional funds into the Trust Account as set out below. In connection with any such extension, public shareholders will be offered the opportunity to vote on or redeem their shares. Pursuant to the proxy statements, in order to extend the time available for us to consummate our initial business combination for an additional nine one-month extensions, our sponsor or its affiliates or designees must deposit into the Trust Account the New Extension Payment for each monthly extension sought.  If the Charter Amendment is not approved at the meeting or if we have not consummated an initial business combination within such prescribed time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within the Combination Period. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to a traditional initial public offering through a merger or other initial business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our Class A Ordinary Shares (or shares of a new holding company) or for a combination of our Class A Ordinary Shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than a typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

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

Employees

We currently have two executive officers, our Chief Executive Officer and Chairman, I-Fa (Ivan) Chang, our Chief Financial Officer and Director, Xuedong (Tony) Xu. The two individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on the status of the proposed Transactions and, if the proposed Transactions are not consummated, whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

●	We are a blank check company incorporated as a Cayman Islands exempted company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	If we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the initial business combination.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our shareholders.

●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	If the net proceeds of the IPO and the sale of the Private Placement Units not being held in the Trust Account are insufficient to allow us to operate until April 28, 2024 or such later deadline, if the Charter Amendment is approved, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

●	If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or Public Warrants.

●	If a public shareholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Our shareholders will not be entitled to protections normally afforded to investors of many other blank check companies.

●	We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

●	We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

●	We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

●	We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

●	The current economic downturn may lead to increased difficulty in completing our business combination.

●	Recent volatility in capital markets may affect our ability to obtain financing for our business combination through sales of our ordinary shares or issuance of indebtedness.

●	Military conflict in Ukraine or elsewhere may lead to increased and price volatility for public traded securities, which could make it difficult for us to consummate the initial business combination.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our registration statement on Form S-1 (File No. 263874) filed in connection with our IPO, our Quarterly Reports on Form 10-Q, as filed with SEC on June 9, 2022, August 12, 2022, and November 14, 2022, respectively, our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC on April 17, 2023, and in a proxy statement/prospectus in connection with the Docter Business Combination on the Form F-4 to be filed with the SEC.

In addition to any risk factors disclosed in our Prospectus, we believe the risks described below outline additional items of most concern to us:

The excise tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities following our initial business combination, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution in connection with a liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions (the “Excise Tax”). Because there is a possibility that we may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes our parent or our affiliate and our securities will trade on Nasdaq following the date of this prospectus, we may become a “covered corporation” within the meaning of the Inflation Reduction Act following the consummation of our initial business combination, and while not free from doubt, it is possible that the Excise Tax will apply to any redemptions of our ordinary shares after December 31, 2022, including redemptions in connection with an initial business combination and any amendment to our Charter to extend the time to consummate an initial business combination, unless an exemption is available.

The U.S. Department of the Treasury recently issued guidance (the “Guidance”) clarifying when certain repurchases would be exempt from the excise tax, such as where the repurchases occur in the same year that the repurchasing company undertakes a complete liquidation (as described in Section 331 of the Internal Revenue Code (the “Code”)). However, only limited guidance has been issued to date. The Guidance clarified that the Excise Tax will not apply to complete corporate liquidations within the meaning of Section 331 of the Code. Although most commentators believe that this exception applies to the wind up of a SPAC, there remains uncertainty and any liquidation will need to be conducted with careful attention to planning and applicable rules and interpretive advice. Accordingly, there is a risk that the Excise Tax may apply to redemptions of our securities in connection with a liquidation that is not implemented to fall within the meaning of a complete liquidation in Section 331 of the Code. In addition, because the Excise Tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the Excise Tax have not been determined. For these reasons, the value of your investment in our securities may decrease as a result of the Excise Tax in some circumstances. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial business combination.

The Guidance also clarifies that a SPAC that redeems shares in connection with an extension process may be subject to the Excise Tax in respect to those redemptions, subject to considerations including whether there are applicable shares issuances during the taxable year, including in connection with an initial business combination or share private placement, which would exceed and net against redemptions during such period (such netting, the “Netting Rule”) or if there occurs during the same fiscal year a complete liquidation of the SPAC in compliance with Section 331 of the Code.

Whether the Excise Tax will apply to redemptions in connection with a de-SPAC transaction may depend on the structure of the de-SPAC transaction, subject to application of the Netting Rule. For example, where the target business entity is the issuer of shares and/or other equity and in certain other business combination structures where the equity is not issued by the SPAC, the Excise Tax may apply.

Accordingly, there is a risk that if the Excise Tax is applicable, we could have reduced funds in our trust account to pay redemptions or that are available to a combined company following a de-SPAC.

Nonetheless, we believe we are not permitted to use the proceeds placed in the trust account and the interest earned thereon to pay any excise taxes or any other similar fees or taxes in nature that may be imposed on the Company pursuant to any current, pending or future rules or laws, including without limitation any excise tax due imposed under the Inflation Reduction Act (IRA) of 2022 (H.R. 5376) on any redemptions or stock buybacks by the Company. In the event an excise tax and/or any other similar fees or taxes in nature are levied or imposed on us pursuant to any current, pending or future rule(s) or law(s), and such tax or fee has not been paid by us to the applicable regulatory authority on or prior to the due date for such a tax or fee, our Sponsor agrees to promptly (but in any event sufficiently prior to the due date for such tax or fee to assure timely payment thereof) either directly pay such tax or fee on behalf of us or advance to us such funds as necessary and appropriate to allow us to pay such tax or fee timely. Our Sponsor agrees not to seek recourse for such expenses from the trust account.

We may not be able to complete the Docter Business Combination if it is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.

CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved.

For example, investments that result in “control” of a “U.S. business” by a “foreign person” (in each case, as such terms are defined in 31 C.F.R. Part 800) that might be considered by CFIUS to be a covered transaction that CFIUS would have authority to review. Some of our directors and officers, and members of our Sponsors, are “foreign persons” as defined under the relevant regulations. Specifically:

●	Among our management, Mr. I-Fa Chang, our CEO and Chairman, and Teng-Wei Chen, our independent director, are located in the U.S. and Taiwanese citizen. Other than the foregoing, the rest of our directors and officers are U.S. citizens residing in the U.S.

●	Our sponsor, Aimfinity Investment LLC, currently holding 27.48% of our outstanding shares (with Class A and Class B ordinary shares counting together). The Sponsor is managed by Mr. Chang, our CEO and Chairman and owned directly or indirectly by:

●	Mr. Chang, who owns 91.138% of all Membership Interests in the Sponsor, is entitled to receive the distribution of an equivalent of 1,542,500 Class B ordinary shares of the Company;

●	Mr. Tian, a U.S. citizen and our CFO and director, who owns 5.908% of all Membership Interests in the Sponsor, is entitled to receive the distribution of an equivalent of 100,000 Class B ordinary shares of the Company;

●	Mr. Chun-Cheng Su, a Taiwanese citizen and resident, who owns 2.954% of all Membership Interests in the Sponsor, is entitled to receive the distribution of an equivalent of 50,000 Class B ordinary shares of the Company;

As a result, an aggregate of 1,592,500 shares, or 25.86% of our outstanding shares are held indirectly by non-U.S. persons or persons with foreign citizenship. We are therefore likely considered a “foreign person” under the regulations administered by CFIUS and will continue to be considered as such in the future for so long as the Sponsor has the ability to exercise control over us for purposes of CFIUS’s regulations. Therefore, we could be subject to foreign ownership restrictions and/or CFIUS review if Docter Inc. or any alternative target that we may seek to pursue is considered to be engaged in a regulated industry or which may affect national security.

Moreover, the scope of CFIUS review was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA’s implementing regulations, which became effective on February 13, 2020, expanded the scope of CFIUS’s jurisdiction to investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.” In addition, the implementing regulations also subjects certain categories of investments to mandatory filings. If Docter’s business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the Docter Business Combination. CFIUS may decide to block or delay the Docter Business Combination, impose conditions to mitigate national security concerns with respect to the Docter Business Combination or order us to divest all or a portion of PubCo’s business without first obtaining CFIUS clearance.

As a result of, and upon consummation of the Docter Business Combination, Aimfinity shall cease to exist and Docter shall become a subsidiary of PubCo, and PubCo shall become a new public company owned by the prior holders of our ordinary shares, the prior holders of our warrants, prior stockholders of Docter Inc., and potential third-party investors of a financing in connection with the Docter Business Combination. PubCo is a holding company incorporated in the Cayman Islands. In addition, Docter’s businesses are substantially based in Taiwan. As a result, we do not expect the Docter Business Combination to result in “control” of a “U.S. business” by a “foreign person.” under the regulations administered by CFIUS. Additionally, we do not expect the business of Docter to be deemed to have a nexus to “critical technologies,” “covered investment critical infrastructure,” and/or “sensitive personal data” under the regulations administered by CFIUS.

Notwithstanding the above, if our determination is not correct, or if the regulations change or are interpreted differently in the future, the Docter Business Combination may be subject to CFIUS review or review by another U.S. governmental entity and ultimately prohibited. Even if it not prohibited, any review by CFIUS or another government entity may have outsized impacts on, among other things, the certainty, timing and feasibility of the Docter Business Combination, which would significantly limit or completely hinder our ability to complete the Docter Business Combination and force us to liquidate and our warrants to expire worthless, preventing the possibility of any price appreciation that may have occurred in our securities following the Docter Business Combination.

The process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete the Docter Business Combination. If we cannot complete the Docter Business Combination by April 28, 2024 (assuming full extension) because the review process drags on beyond such timeframe or because the Docter Business Combination is ultimately prohibited by CFIUS or another U.S. government entity, it may be required to liquidate. If we liquidate, our public shareholders may only receive $10.20 per share, and our warrants will expire worthless. This will also cause you to lose the investment opportunity in Docter or another target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk.

We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our management is generally responsible for assessing and managing any cybersecurity threats. If and when any reportable cybersecurity incident arises, our management shall promptly report such matters to our board of directors for further actions, including regarding the appropriate disclosure, mitigation, or other response or actions that the board deems appropriate to take.

As of the date of this report, we have not encountered any cybersecurity incidents since our IPO.

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

Holders

On December 31, 2023, there were 3 holders of record of our units, 1 holder of record of our new units, 1 holder of record of our Class A ordinary shares, 1 holder of record of our Class 1 warrants, and 6 holders of record of our founder shares.

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

On April 28, 2022, we consummated the Private Placement, with our sponsor and the underwriters, of an aggregate of 492,000 Private Placement Units (including over-allotment of 42,000 units) at a purchase price of $10.00 per Private Placement Unit, to the sponsor, generating gross proceeds to the Company of $4,920,000. On March 17, 2023, the sponsor initiated a distribution of all 492,000 Private Placement Units of the Company held by the sponsor to Imperii Strategies, LLC, Aimfinity & Co. Ltd., and Yuming Investments LLC, its then existing members, all of which are permitted transferees of the Private Placement Units. The private placement warrants in the Private Placement Units are substantially similar to the Public Warrants, except that if held by the sponsor or its permitted transferees, they may be exercised for cash or on a cashless basis and subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of the Company’s initial business combination. If the Private Placement Warrants are held by holders other than the sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company under all redemption scenarios and exercisable by holders on the same basis as the Public Warrants. The Private Placement Warrants have been issued pursuant to, and are governed by the Private Placement Warrants Purchase Agreement. The issuances and sale of the Private Placement Warrants was made pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

On January 19, 2024, pursuant to certain membership interest purchase and transfer agreement, Mr. Chang sold 2.954% of the Membership Interests of the Sponsor he held, which entitles the holder to receive distribution of 50,000 founder shares currently held under the Sponsor, to Mr. Chun-Cheng Su, a Taiwanese citizen, for 10,000,000 New Taiwan Dollar (approximately USD 319,000 as of the date thereof).  On the same date, pursuant to certain membership interest purchase and transfer agreement, Mr. Chang also sold 5.908% of the Membership Interests of the Sponsor he held, which entitles the holder to receive distribution of 100,000 founder shares currently held under the Sponsor, to Mr. Xuedong (Tony) Tian, our CFO and director, for USD1,243. The sale and repurchase of the membership interests were made pursuant to exemptions from registration contained in Section 4(a)(2) of the Securities Act.

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

Overview

Aimfinity Investment Corp. I is a blank check company incorporated on July 26, 2021 (inception) as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “initial business combination”). Aimfinity intends to effectuate our initial business combination using cash from the proceeds of Aimfinity’s IPO and the sale of its shares, debt or a combination of cash, equity and debt. Aimfinity expects to continue to incur significant costs in the pursuit of its acquisition plans. Aimfinity cannot assure you that its plans to complete an initial business combination will be successful.

Our Initial Public Offering

On April 28, 2022, Aimfinity consummated our IPO of 8,050,000 units, which included 1,050,000 Public Units issued pursuant to the full exercise by the underwriters of their over-allotment option, each Public Unit consisting of one AIMA Class A Ordinary Share, one AIMA Class 1 Warrants and one-half of one AIMA Class 2 Warrants, with each whole AIMA Class 1 or Class 2 Warrant entitling the holder thereof to purchase one AIMA Class A Ordinary Share for $11.50 per share. The Public Units were sold at a price of $10.00 per Unit, and the IPO generated gross proceeds of $80,500,000. Simultaneously with the closing of the IPO, Aimfinity consummated a Private Placement with the Sponsor of an aggregate of 492,000 Private Placement Units (including 42,000 Private Placement Units purchased pursuant to the full exercise by the underwriters of their over-allotment option) at a price of $10.00 per Private Placement Unit, generating gross proceeds to Aimfinity of $4,920,000. Each Private Placement Unit consists of one AIMA Class A Ordinary Share, one AIMA Class 1 Warrant, and one-half of one AIMA Class 2 Warrant. The terms and provisions of the Private Placement Warrants are identical to the Public Warrants, except that, subject to certain limited exceptions, they are subject to transfer restrictions until 30 days following the consummation of the Company’s initial business combination. On April 28, 2022, a total of $82,110,000 of the net proceeds from the IPO and the Private Placement was deposited in the Trust Account established for the benefit of Aimfinity’s public shareholders at a U.S. based trust account, with U.S. Bank, National Association, acting as trustee.

The AIMA Class 1 Warrants and AIMA Class 2 Warrants have similar terms, except that the AIMA Class 1 Warrants separated and began separate trading on June 16, 2022 (the 52nd day following the effective date of the IPO). Holders have the option to continue to hold the Public Units or separate the AIMA Class 1 Warrants from the Public Units. Separation of the Class 1 Warrants from the Public Units will result in new units consisting of one AIMA Class A Ordinary Share and one-half of one AIMA Class 2 Warrant. Holders will need to have their brokers contact the Company’s transfer agent in order to separate the Public Units into AIMA Class 1 Warrants and AIMA New Units consisting of one AIMA Class A Ordinary Share and one-half of one AIMA Class 2 Warrant. Additionally, the Public Units and the AIMA New Units will automatically separate into their component parts and will not be traded after completion of the initial business combination.

Since Aimfinity’s IPO, its sole business activity has been identifying, evaluating suitable acquisition transaction candidates and preparing for consummation of an initial business combination. It presently has no revenue and have had losses since inception from incurring formation and operating costs. It has relied upon the sale of Aimfinity securities and loans from the Sponsor and other parties to fund its operations.

Business Combination with Docter Inc.

On October 13, 2023, Aimfinity entered into that certain Agreement and Plan of Merger (as may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and between Aimfinity, Docter Inc., a Delaware corporation (the “Target”), Aimfinity Investment Merger Sub I, a Cayman Islands exempted company and a newly formed wholly-owned subsidiary of Aimfinity (“PubCo”), and Aimfinity Investment Merger Sub II, Inc., a Delaware corporation and wholly-owned subsidiary of PubCo (“Merger Sub”), pursuant to which (a) Aimfinity will be merged with and into PubCo (the “Reincorporation Merger”), with PubCo surviving the Reincorporation Merger, and (b) Merger Sub will be merged with and into the Docter (the “Acquisition Merger”), with Docter surviving the Acquisition Merger as a direct wholly owned subsidiary of PubCo (all transactions contemplated under the Business Combination Agreement, collectively, the “Docter Business Combination”). Following the consummation of the Docter Business Combination (the “Closing”), PubCo will be a publicly traded company.

At the effective time of the Reincorporation Merger (the “Reincorporation Merger Effective Time”), (i) each of the issued and outstanding AIMA Units will automatically separate into one AIMA Class 1 Warrant and one AIMA New Unit, (ii) upon separation of the AIMA Units, each of the issued and outstanding AIMA New Unit (except the AIMA New Units containing the redeemed AIMA Class A Ordinary Share and corresponding forfeited AIMA Class 2 Warrant) will automatically separate into one AIMA Class A Ordinary Share and one-half of one AIMA Class 2 Warrant, (iii) each of the issued and outstanding AIMA Ordinary Share will be converted automatically into one PubCo Ordinary Share, and (iv) each of the issued and outstanding AIMA Warrant shall be converted automatically into one PubCo Warrant. Each of the issued and outstanding security will automatically be cancelled and cease in existence and trading with respect to Aimfinity’s security and converted into applicable security of PubCo except as provided in the Business Combination Agreement or under operation of law.

At the effective time of the Acquisition Merger (the “Effective Time”), which shall take place one business after the Reincorporation Merger Effective Time, by virtue of the Acquisition Merger and without any action on the part of us, PubCo, Merger Sub, Docter or the Docter Stockholders immediately prior to the Effective Time, each Docter Stockholder’s shares of Docter Stock issued and outstanding immediately prior to the Effective Time (except certain excluded shares) will be cancelled and automatically converted into the right to receive, without interest, the applicable portion of the Closing Payment Shares as set forth in the Closing Consideration Spreadsheet (as defined in the Business Combination Agreement) on a pro rata basis based on the number of Target Shares held by them as of immediately prior to the Effective Time.

Up to an additional 2,500,000 PubCo Ordinary Shares may be issued to the Docter Stockholders as contingent post-closing earnout consideration. The Earnout Shares will not be issued until as below:

●	1,000,000 Earnout Shares will be issued to each Docter Stockholder on a pro rata basis if and only if PubCo completes sales of at least 30,000 Devices (as defined in the Business Combination Agreement) during fiscal year 2024 as reflected in its audited consolidated annual financial statements for the fiscal year ending December 31, 2024 prepared in accordance with the U.S. GAAP as filed with the SEC;

●	1,500,000 Earnout Shares will be issued to each Docter Stockholder on a pro rata basis if and only if PubCo completes sales of at least 40,000 Devices during fiscal year 2025 as reflected in its audited consolidated annual financial statements for the fiscal year ending December 31, 2025 prepared in accordance with the U.S. GAAP as filed with the SEC.

Recent Development

Monthly Extensions

Under Aimfinity’s currently effective second amended and restated memorandum and articles of association, the Company would have until July 28, 2023 (or such later dates up to April 28, 2024, depending on the numbers of Monthly Extensions the Company seeks to extend) to consummate an initial business combination (the “Combination Period”).

For each Monthly Extension, the Monthly Extension Payment needs to be deposited into the Trust Account for the public stockholders by the 28th day of each month in July 2023 to April 2024 to lead to an extension of the period of time Aimfinity has to consummate the initial business combination by each one-month period, for a total of up to nine months, from July 28, 2023 to April 28, 2024.

Between July 28, 2023 to March 28, 2024, an aggregate of $765,000 have been deposited into the Trust Account for the Public Shareholders, resulting in nine extensions of the period of time Aimfinity has to consummate the initial business combination by nine one-month periods from July 28, 2023 to April 28, 2024.

Under our currently effective second amended and restated memorandum and articles of association, we would now have until April 28, 2024 to consummate an initial business combination (the “Combination Period”).

In connection with the nine monthly extensions, we issued nine unsecured Extension Notes, each of $85,000 to I-Fa Chang, as sole member and manager the Sponsor, to evidence the payments made for the five monthly extensions.

Each of the Extension Notes is of the same terms. Each Extension Notes bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the our initial business combination or (ii) the date of expiry of the term of Aimfinity (the “Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the our obligations thereunder; (iv) any cross defaults; (v) an enforcement proceedings against us; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the Extension Note may be accelerated.

The payee of the Extension Notes, Mr. Chang, has the right, but not the obligation, to convert the Extension Notes, in whole or in part, respectively, into AIMA Private Placement Units, that are identical to the AIMA Private Placement Units issued by the Company in the Private Placement consummated simultaneously with the Aimfinity’s IPO, subject to certain exceptions, as described in the IPO Prospectus, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Docter Business Combination. The number of AIMA Private Placement Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

The issuance of the Extension Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Working Capital Notes Issuance

The Sponsor or an affiliate of the Sponsor or certain of Aimfinity’s officers and directors may, but are not obligated to, loan Aimfinity funds as may be required. Any such loans would be on an interest-free basis and would be repaid only from funds held outside the trust account or from funds released to Aimfinity upon completion of the Docter Business Combination. Aimfinity may issue such Working Capital Notes to the Sponsor, officers, directors, of their affiliates, evidencing the terms of such loans.

On December 8, 2023, the Company issued a promissory note to I-Fa Chang, as the designee, sole member and manager of the Sponsor, under which I-Fa Chang agreed to loan the Company up to $500,000 to be used for a portion of the working capital. This loan is non-interest bearing, unsecured and is due at the earlier of (1) the date on which the Company consummates its initial business combination or (2) the date on which the Company liquidates and dissolves. I-Fa Chang, as the payee, has the right, but not the obligation, to convert the note, in whole or in part, into Private Placement Units of the Company, that are identical to the Private Placement Units issued by the Company in the Private Placement consummated simultaneously with the Company’s IPO, subject to certain exceptions, as described in the IPO Prospectus, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Initial Business Combination. The number of Private Placement Units to be received by I-Fa Chang in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to I-Fa Chang by (y) $10.00. As of the date hereof, all $500,000  working capital has been drawn by the Company and no balance has been repaid as of the date of this Report.

As of December 31, 2023, the Company had $500,000 in borrowings under the working capital loans.

On April 4, 2024, the Company issued a second promissory note to I-Fa Chang, as the designee, sole member and manager of the Sponsor, under which I-Fa Chang agreed to loan the Company up to $500,000 to be used for a portion of the working capital. This loan is non-interest bearing, unsecured and is due at the earlier of (1) the date on which the Company consummates its initial business combination or (2) the date on which the Company liquidates and dissolves. I-Fa Chang, as the payee, has the right, but not the obligation, to convert the note, in whole or in part, into Private Placement Units of the Company, that are identical to the Private Placement Units issued by the Company in the Private Placement consummated simultaneously with the Company’s IPO, subject to certain exceptions, as described in the IPO Prospectus, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Initial Business Combination. The number of Private Placement Units to be received by I-Fa Chang in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to I-Fa Chang by (y) $10.00. As of the date hereof, no working capital has been drawn by the Company and no balance has been repaid as of the date of this Report.

Second Extraordinary General Meeting

Under Aimfinity’s currently effective amended and restated memorandum and articles of association, the Aimfinity would have until July 28, 2023 (or April 28, 2024 if the Aimfinity extends the period of time to consummate an initial business combination) to consummate an initial business combination. On March 29, 2024, Aimfinity filed a proxy statement on Schedule 14A with the SEC to announce that it will organize an extraordinary general meeting of shareholders (the “Extension EGM”). At the Extension EGM, the shareholders of the Company will be asked to vote, by special resolution, to approve the proposal to amend the Company’s currently effective amended and restated memorandum and articles of association (the “Charter Amendment”) to (i) allow the Company until April 28, 2024 to consummate an initial business combination, and to (ii) elect to extend the period to consummate an initial business combination up to nine times, each by an additional one-month period, for a total of up to nine months to January 28, 2025, by depositing to the Company’s Trust Account the amount lesser of (i) $60,000 for each one-month extension or (ii) $0.035 for each AIMA Public Share for each one-month extension. Under Cayman Islands law, the Charter Amendment shall take effect upon approval of the proposal by the shareholders at the Extension EGM.

In connection with the votes to approve the proposal, the Public Shareholders of the Public Shares would be afforded with an opportunity to redeem their Public Shares.

Results of Operations

Aimfinity has neither engaged in any operations nor generated any revenues to date. Its only activities from July 26, 2021 (inception) to December 31, 2023 were organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for an initial business combination. Aimfinity does not expect to generate any operating revenues until after the completion of our initial business combination. It may generate non-operating income in the form of interest income on marketable securities held in the Trust Account. Aimfinity incurs expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial business combination.

For the year ended December 31, 2023, we had a net income of $1,915,114    which consisted of interest income of $3,266,717 on investments held in Trust Account which was offset by operating cost of $1,351,603.

For the year ended December 31, 2022, we had a net loss of $352,037, which consisted of interest income of $625,662 on investments held in Trust Account which was offset by operating cost of $977,699.

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

In July 2023, in connection with the votes to approve the Charter Amendment Proposal, the holders of 4,076,118 of Public Shares of the Company exercised their right to redeem their shares for cash at a redemption price of approximately $10.48 per share, for an aggregate redemption amount of approximately $42,717,716.

As of December 31, 2023, $43,794,663 was held in the Trust Account in money market funds, which are invested in U.S. Treasury Securities. Aimfinity intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. It may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue Aimfinity’s growth strategies.

Aimfinity intends to use the funds held outside the Trust Account to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor or certain of Aimfinity’s officers and directors may, but are not obligated to, loan us funds as may be required.

On December 8, 2023, the Company issued a promissory note to I-Fa Chang, as the designee, sole member and manager of the Sponsor, under which I-Fa Chang agreed to loan the Company up to $500,000 to be used for a portion of the working capital. This loan is non-interest   bearing, unsecured and is due at the earlier of (1) the date on which the Company consummates its initial business combination or (2) the date on which the Company liquidates and dissolves. I-Fa Chang, as the payee, has the right, but not the obligation, to convert the note, in whole or in part, into Private Placement Units of the Company, that are identical to the Private Placement Units issued by the Company in the Private Placement consummated simultaneously with the Company’s IPO, subject to certain exceptions, as described in the IPO Prospectus, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Initial Business Combination. The number of Private Placement Units to be received by I-Fa Chang in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to I-Fa Chang by (y) $10.00.

As of December 31, 2023 the Company, had $500,000 borrowings under the working capital loans.

As of December 31, 2023, Aimfinity had cash of $4,989 and a working capital deficiency of $1,656,945. In addition, in order to finance transaction costs in connection with an initial business combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Aimfinity’s officers and directors have been provided the Company working capital loans (the “Working Capital Loans”). As of December 31, 2023, there were $500,000   under Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

Aimfinity has no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Registration Rights

The holders of the Founder Shares, AIMA Private Placement Units and AIMA Private Placement Warrants, including any of those issued upon conversion of Working Capital Loans (and any AIMA Private Placement Units issuable upon the exercise of the Private Warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement signed on April 25, 2022. The holders of these securities are entitled to make up to three demands, excluding short form demands, that Aimfinity register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed after the completion of the initial business combination and rights to require Aimfinity to register for resale such securities pursuant to Rule 415 under the Securities Act. Aimfinity will bear the costs and expenses of filing any such registration statements.

Underwriting Agreement

Aimfinity granted the underwriters a 45-day option from the date of the IPO to purchase up to 1,050,000 additional Public Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriters exercised the over-allotment option in full on April 27, 2022.

The underwriters received a cash underwriting discount of $0.20 per Public Unit, or $1,610,000 in the aggregate and paid at the closing of the IPO. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Public Unit, or approximately $2,817,500 in the aggregate upon the consummation of an initial business combination. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that Aimfinity completes its initial business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The accompanying consolidated financial statements are presented in conformity with GAAP and pursuant to the rules and regulations of the SEC.

Emerging Growth Company Status

Aimfinity is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the Jumpstart The Company’s Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such an election to opt out is irrevocable. Aimfinity has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, Aimfinity, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of Aimfinity’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On May 1, 2023, the Company engaged MaloneBailey, LLP (“MaloneBailey”) as its independent registered public accounting firm. Marcum LLP (“Marcum”) was dismissed on the same date. The decision to engage MaloneBailey and to dismiss Marcum was approved by the Audit Committee of the Board of Directors of the Company.

The Company was incorporated on July 26, 2021, and Marcum issued an audit report in connection with the financial statements for the fiscal year ended on December 31, 2022 audited by Marcum. The auditor’s report on the financial statements for the year ended on December 31, 2022 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except that it has expressed uncertainty about the Company’s ability to continue as a going concern. Other than the foregoing, Marcum has not conducted any audit on the Company’s financial statements for any other fiscal year, or has issued any audit report since incorporation.

In addition, since Marcum’s engagement on October 5, 2022, there were no disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference to the subject matter of the disagreements in connection with its reports on the Company’s financial statements for such periods. Also, during this time, there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Marcum with a copy of the above disclosures and requested that Marcum furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made above. A copy of Marcum’s letter dated May 5, 2023 is attached as Exhibit 16.1 to this Report.

On May 1, 2023, the Company engaged MaloneBailey as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2023, effective immediately. In addition, in connection with the preparation of this proxy statement/prospectus, MaloneBailey was engaged by the Company to conduct audit and issue audit report in connection with the financial statements for the fiscal year ended on December 31, 2022 and for the period from the inception of the Company on July 26, 2021 to December 31, 2021. During the fiscal years ended December 31, 2021 and December 31, 2022, neither the Company nor anyone on its behalf consulted with MaloneBailey regarding (i) the application of accounting principles to any specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that MaloneBailey concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

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

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

Management intends to implement remediation steps to improve our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping. We plan to further improve this process by enhancing the size and composition of our board upon the closing of the business and to identify third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals and implemented additional layers of reviews in the financial close process.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
I-Fa Chang	53	Chief Executive Officer and Chairman
Xuedong (Tony) Tian	52	Chief Financial Officer and Director
Hanzhong (Han) Li	55	Director
Teng-Wei Chen	41	Director
Kevin Vassily	57	Director

Mr. I-Fa Chang has served as the Chairman and Chief Executive Officer of the Company since March 2023. Mr. Chang has more than two   decades of investment management and advisory experience. In 2012, Mr. Chang founded Inkstone Capital Co., Ltd., a technology-focused investment advisory firm (“Inkstone Capital”) serving clients in Mainland China, Hong Kong and Taiwan, and has served as its chief executive officer ever since. He has also served as an independent director of Sichuan Tianfu Bank, a regional bank based in Southeast China since 2015. Between October 2017 and June 2018, Mr. Chang served as a director and finance control officer for Finconn Inc., a subsidiary of the Taiwanese electronic manufacturing conglomerate, Foxconn. Before founding Inkstone Capital, Mr. Chang had extensive experience in financial and investment management across different sectors. Between June 2006 to December 2008, Mr. Chang served as a financial consultant for Chengdu Jiannanchun Shengbo Technology Co., Ltd., an IT solution company. He also served as a managing director for ARC China Investment Corporation, an investment management company from April 2007 to July 2011, and as a managing director for Xiamen Dazhou-ARC Investment Management Co., Ltd., a joint venture between ARC China and Dazhou Holding Group, a multi-industry conglomerate based in Xiamen, Fujian Province, PRC, from August 2011 to October 2012. Mr. Chang received his MBA in Finance from National Pingtung Science and Technology University in Taiwan, and his B.A. in Management Information System from California State University, San Bernardino.

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

Dr. Hanzhong (Han) Li has served as a member of our Board since March 2023. Dr. Li has more than two decades of investment, operational and management experience in biotechnology industry. Since October 2022, Dr. Li has served as Head of Business and Corporate Development for NiKang Therapeutics, Inc., a clinical stage biotechnology company. Before that, from February 2019 to August 2022, Dr. Li served as the senior vice president for Corporate Development at Eureka Therapeutics, a clinical stage biotechnology company developing antibody-TCR T-Cell therapies for oncology treatment based in California. In this role, Dr. Li is responsible for a variety of initiatives on finance, corporate and business development for the company. Before joining Eureka, Dr. Li spent two years as the chief financial officer at Ascentage Pharma Group (HKEX: 6855) from June 2017 to December 2018. Between 2010 and 2017, Dr. Li served as deputy director in the strategy and portfolio management group at Bayer Pharmaceuticals (FWB: BAYN), a German pharmaceutical company. Earlier in his career, Dr. Li served as an equity research analyst at Morgan Stanley, Suntrust Robinson Humphrey and Stanford Financial Group in New York, covering biotech and biopharmaceutical companies for the period between 2002 and 2009. He also worked as a research scientist at Genentech, Inc., where he served as lead inventor of three patents on novel cytokines. Dr. Li received his Ph.D. in Pharmacology from the Boston University School of Medicine and MBA from the Anderson School of Business at UCLA.

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

Mr. Kevin D. Vassily has served as a member of our Board since March 2023. Mr. Vassily has extensive working experience as a senior management team member serving private and public companies. Mr. Vassily is a director nominee of Fortune Joy International Acquisition Corporation, a special purpose acquisition companies (“SPAC”) seeking Nasdaq listing, and a director of Feutune Light Acquisition Corp. (Nasdaq: FLFV) since June 2022. Previously, Mr. Vassily served as a director of Denali Capital Acquisition Corp. from April 2022 to [February]   2024. In January 2021, he was appointed Chief Financial Officer, and in March 2021, became a member of the board of directors of iPower Inc. (Nasdaq: IPW), an online hydroponic equipment retailer and supplier. Prior to joining iPower, from 2019 to January 2021, Mr. Vassily served as Vice President of Market Development for Facteus, Inc., a financial analytics company focused on the Asset Management industry. From March 2019 through January   2020, he served as an advisor at Woodseer Global, a financial technology firm providing global dividend forecasts. From October 2018 through its acquisition in March 2020, Mr. Vassily served as an advisor at Go Capture (which was acquired by Deloitte China in 2020), where he was responsible for providing strategic, business development, and product development advisory services for the company’s emerging “Data as a Service” platform. Since February 2020, Mr. Vassily has served as a director of Zhongchao Inc. (Nasdaq: ZCMD), a provider of healthcare information, education and training services to healthcare professionals and the public in China. Since July 2018, Mr. Vassily has also served as an advisor at Prometheus Fund, a Shanghai-based merchant bank/private equity firm focused on the “green” economy. From April 2015 through May 2018, Mr. Vassily served as an associate director of research at Keybanc Capital Markets Inc. From 2010 to 2014, he served as the director of research at Pacific Epoch, LLC (a wholly-owned subsidiary of Pacific Crest Securities LLC). From May 2007 to May 2010, he served as the Asia Technology business development representative and as a senior analyst at Pacific Crest Securities. From July 2003 to September 2006, he served as senior research analyst in the semiconductor technology group at Susquehanna International Group, LLP. From September 2001 to June 2003, Mr. Vassily served as the vice president and senior research analyst for semiconductor capital equipment at Thomas Weisel Partners Group, Inc. Mr. Vassily began his career on Wall Street in August 1998, as a research associate covering the semiconductor industry at Lehman Brothers. He holds a B.A. in liberal arts from Denison University and an M.B.A. from the Tuck School of Business at Dartmouth College.

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

Audit Committee

We have established an audit committee of the board of directors. Kevin Vassily, Hanzhong (Han) Li, and Teng-Wei Chen will serve as members of our audit committee. Our board of directors has determined that each member of our audit committee is independent under the Nasdaq listing standards and applicable SEC rules. Kevin Vassily serves as the Chair of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent within one year of the listing of our Class A ordinary shares. Each member of the audit committee is financially literate and our board of directors has determined that Kevin Vassily qualifies as “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

●	monitoring the independence of the independent registered public accounting firm;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;

●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

●	monitoring compliance on a quarterly basis and, if any non-compliance is identified, immediately taking all action necessary to rectify such non-compliance or otherwise causing compliance; and

●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

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

Clawback Policy

We have adopted a clawback policy on November 29, 2023 that applies to our executive officers (the “Clawback Policy”), which is filed herewith as Exhibit 97.1.

The Clawback Policy gives the Compensation Committee the discretion, in connection with an accounting restatement of our previously issued financial statements, to require executive officers to reimburse us for any erroneously awarded compensation paid to such executive officers that otherwise would not have been paid had it been determined based on the financial statements.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 10, 2024, based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors; and

●	all of our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of the date of this report.

	Class B ordinary shares			Class A ordinary shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned		Approximate Percentage of Class	Number of Shares Beneficially Owned		Approximate Percentage of Class
I-Fa Chang	1,692,500	(1)	84.10%	—		—
Xuedong (Tony) Tian	100,000	(2)	4.97%	—		—
All officers and directors as a group (5 individuals)	1,692,500		84.10%	—		—
Aimfinity Investment LLC (our sponsor)	1,692,500	(1)	84.10%	—		—
George Jing Cao	280,000		13.91%	492,000	(2)	6.11%
Chun-Cheng Su	50,000	(3)	2.49%	—		—
Nicholas Torres III	10,000	(4)	*	—		—
James J. Long	10,000	(4)	*	—		—
Joshua Gordon	10,000	(4)	*	—		—
Xin Wang	10,000		*	—		—
Wolverine Asset Management, LLC.	—		—	329,567	(5)	7.38%
Meteora Capital, LLC.	—		—	439,851	(6)	9.85%

*	Less than one percent.

(1)	The shares reported above include 1,688,500 AIMA Class B Ordinary Shares held by the Sponsor, 10,000 AIMA Class B Ordinary Shares that are in the process of being transferred from certain former directors and officers of AIMA to the Sponsor pursuant to certain share repurchase agreement between the Sponsor and Xin Wang, Joshua Gordon, James J. Long and Nicholas Torres III, dated March 16, 2023. I-Fa Chang is the manager and sole member of our sponsor. As such, each of the sponsor and I-Fa Chang may be deemed to share beneficial ownership of the ordinary shares held directly by our sponsor. I-Fa Chang disclaims any beneficial ownership of the ordinary shares held directly by our sponsor, and disclaims any beneficial ownership of such shares other than to the extent of any pecuniary interest each may have therein, directly or indirectly.

(2)	Mr. Xuedong (Tony) Tian, our CFO and director, is a member of the Sponsor with 5.908% of the Membership Interests in the Sponsor, which entitles him to receive the distribution of 100,000 founder shares of the Company.

(3)	Mr. Chun-Cheng Su is a member of the Sponsor with 2.954% of the Membership Interests in the Sponsor, which entitles him to receive the distribution of 50,000 founder shares of the Company.

(4)	Excluding 10,000 AIMA Class B Ordinary Shares that are in the process of being transferred from certain former directors and officers of AIMA to the Sponsor pursuant to certain share repurchase agreement between the Sponsor and Xin Wang, Joshua Gordon, James J. Long and Nicholas Torres III, dated March 16, 2023.

(5)	This information is based solely on a Schedule 13G filed by Wolverine Asset Management, LLC, Wolverine Trading Partners, Inc., Wolverine Holdings, L.P., Christopher L. Gust, and Robert R. Bellick (collectively, the “Wolverine Reporting Persons”) with the SEC on February 8, 2024. The Wolverine Reporting Persons have a shared voting power of 329,567 shares and shared dispositive power of 329,567 shares. The business address of such holder is 175 West Jackson Blvd, Suite 340, Chicago, IL 60604.

(6)	This information is based solely on a Schedule 13G filed by Meteora Capital, LLC and Vik Mittal (collectively, the “Meteora Reporting Persons”) with the SEC on February 14, 2024. The Meteora Reporting Persons have a shared voting power of 439,851 shares and shared dispositive power of 439,851 shares. The business address of such holder is 1200 N Federal Hwy, #200, Boca Raton FL 33432.

As of the date hereof, our initial shareholders beneficially owned approximately 20% of issued and outstanding ordinary shares and have the right to appoint all of our directors prior to our initial business combination. Holders of our public shares will not have the right to appoint any directors to our board of directors prior to our initial business combination. Because of this ownership block, our sponsor may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

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

As of December 31, 2023 a total of $510,000   was deposited into the Trust Account for the public shareholders, resulting in extensions of the period of time the Company has to consummate the initial Business Combination by January 28, 2024.

On December 8, 2023, the Company issued a promissory note to I-Fa Chang, as the designee, sole member and manager of the Sponsor, under which I-Fa Chang agreed to loan the Company up to $500,000 to be used for a portion of the working capital. This loan is non-interest bearing, unsecured and is due at the earlier of (1) the date on which the Company consummates its initial business combination or (2) the date on which the Company liquidates and dissolves. I-Fa Chang, as the payee, has the right, but not the obligation, to convert the note, in whole or in part, into Private Placement Units of the Company, that are identical to the Private Placement Units issued by the Company in the Private Placement consummated simultaneously with the Company’s IPO, subject to certain exceptions, as described in the IPO Prospectus, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Initial Business Combination. The number of Private Placement Units to be received by I-Fa Chang in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to I-Fa Chang by (y) $10.00.

As of December 31, 2023 the Company had $500,000 borrowings under the working capital loans.

On January 19, 2024, pursuant to certain membership interest purchase and transfer agreement, Mr. Chang, then holder of 100% of Membership Interests in the Sponsor, sold 2.954% of the Membership Interests of the Sponsor he held, which entitles the holder to receive distribution of 50,000 founder shares currently held under the Sponsor, to Mr. Chun-Cheng Su, a Taiwanese citizen, for 10,000,000 New Taiwan Dollar (approximately USD  319,000 as of the date thereof). On the same date, pursuant to certain membership interest purchase and transfer agreement, Mr. Chang also sold 5.908% of the Membership Interests of the Sponsor he held, which entitles the holder to receive distribution of 100,000 founder shares currently held under the Sponsor, to Mr. Xuedong (Tony) Tian, our CFO and director, for USD1,242.00.

On April 4, 2024, the Company issued a second promissory note to I-Fa Chang, as the designee, sole member and manager of the Sponsor, under which I-Fa Chang agreed to loan the Company up to $500,000 to be used for a portion of the working capital. This loan is non-interest bearing, unsecured and is due at the earlier of (1) the date on which the Company consummates its initial business combination or (2) the date on which the Company liquidates and dissolves. I-Fa Chang, as the payee, has the right, but not the obligation, to convert the note, in whole or in part, into Private Placement Units of the Company, that are identical to the Private Placement Units issued by the Company in the Private Placement consummated simultaneously with the Company’s IPO, subject to certain exceptions, as described in the IPO Prospectus, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Initial Business Combination. The number of Private Placement Units to be received by I-Fa Chang in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to I-Fa Chang by (y) $10.00.

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

In addition to the two working capital notes issued on December 8, 2023 and April 4, 2024, respectively, in order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds held in the Trust Account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into w Private Placement Units of the Company. They are identical to the Private Placement Units issued by the Company in the Private Placement consummated simultaneously with the Company’s IPO, subject to certain exceptions, as described in the IPO Prospectus, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Initial Business Combination. . Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

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

Director Independence

We will be a “controlled company” within the meaning of the Nasdaq rules prior to the consummation of our initial business combination. As a controlled company, we will not be required to comply with the Nasdaq rules that require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board of directors has determined that each of Kevin Vassily,   Hanzhong (Han) Li, and Teng-Wei Chen are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. We expect a majority of our board of directors to be comprised of independent directors within 15 months from the date of listing to comply with the majority independent board requirement in Rule 5605(b) of the Nasdaq listing rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

Public Accounting Fees

The following chart sets forth public accounting fees in connection with services rendered by MaloneBailey, LLP, and Marcum LLP for the years ended December 31, 2023  and 2022.

MaloneBailey, LLP

	2023	2022
Audit Fees	$89,000	$58,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Marcum LLP (formerly, Friedman LLP, prior to Friedman LLP combining with Marcum LLP effective September 1, 2022)

	2023	2022
Audit Fees	$-	$92,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Audit fees were for professional services rendered by MaloneBailey, LLP or Marcum LLP for the audit of our annual financial statements, and services that are normally provided by MaloneBailey, LLP or Marcum LLP in connection with statutory and regulatory filings or engagements for that fiscal year, including professional services in connection with our IPO. “Audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees.”

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO, and MaloneBailey was appointed after the dismissal of Marcum LLP on May 1, 2023. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

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

AIMFINITY INVESTMENT CORP. I
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Aimfinity Investment Corp. I

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aimfinity Investment Corp. I and its subsidiaries   (collectively, the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2023.

Houston, Texas

April 12, 2024

AIMFINITY INVESTMENT CORP. I

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2023	DECEMBER 31, 2022
Assets
Current assets:
Cash	$4,989	$710,573
Prepaid expenses - current portion	13,070	156,845
Total current assets	18,059	867,418

Prepaid expenses - non-current portion	-	13,070
Cash held in Trust Account	43,794,663	82,735,662
Total Assets	$43,812,722	$83,616,150

Liabilities, Temporary Equity, and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$633,432	$812,249
Payable - related party	31,572	13,749
Working Capital Loan - related party	500,000	-
Extension Loan - related party	510,000	-
Total Current Liabilities	1,675,004	825,998

Deferred underwriters’ discount	2,817,500	2,817,500
Total Liabilities	4,492,504	3,643,498

Commitments and Contingencies

Ordinary shares subject to possible redemption, 3,973,882 shares and 8,050,000 shares at redemption value of $11.02 and $10.28 per share as of December 31, 2023 and 2022, respectively	43,794,663	82,735,662

Shareholders’ Deficit:
Preference shares, $0.0001 par value, 1,000,000 shares authorized, non issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 492,000 and 492,000 issued and outstanding(excluding 3,973,882 shares and 8,050,000 shares subject to possible redemption as of December 31, 2023 and 2022, respectively)	49	49
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 2,012,500 shares issued and outstanding	201	201
Additional paid-in capital	-	-
Accumulated deficit	(4,474,695)	(2,763,260)
Total Shareholders’ Deficit	(4,474,445)	(2,763,010)
Total Liabilities, Temporary Equity and Shareholders’ Deficit	$43,812,722	$83,616,150

The accompanying notes are an integral part of these consolidated financial statements.

AIMFINITY INVESTMENT CORP. I

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year ended	For the Year ended
	December 31, 2023	December 31, 2022

Formation and operating costs	$1,351,603	$977,699
Loss from Operations	(1,351,603)	(977,699)

Other income:
Interest earned on investment held in Trust Account	3,266,717	625,662

Net Income (Loss)	$1,915,114	$(352,037)

Basic and diluted weighted ordinary average shares outstanding, subject to possible redemption	6,665,237	5,447,534
Basic and diluted net income per ordinary shares subject to possible redemption	$0.36	$0.44
Basic and diluted weighted average ordinary shares outstanding	2,504,500	2,345,442
Basic and diluted net loss per ordinary share attributable to Aimfinity Investment LLC	$(0.20)	$(1.17)

The accompanying notes are an integral part of these consolidated financial statements.

AIMFINITY INVESTMENT CORP. I

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For The Year Ended December 31, 2023
	Preference shares		Ordinary Shares				Additional		Total
			Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	-	$-	492,000	$49	2,012,500	$201	$-	$(2,763,260)	$(2,763,010)
Settlement of deferred offering costs	-	-	-	-	-	-	-	150,168	150,168
Extension funds attributable to ordinary shares subject to redemption	-	-	-	-	-	-	-	(510,000)	(510,000)
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(3,266,717)	(3,266,717)
Net Income	-	-	-	-	-	-	-	1,915,114	1,915,114
Balance as of December 31, 2023	-	$-	492,000	$49	2,012,500	$201	$-	$(4,474,695)	$(4,474,445)

	For The Year Ended December 31, 2022
	Preference shares		Ordinary Shares				Additional		Total
			Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2021	-	$-	-	$-	2,012,500	$201	$24,799	$(2,704)	$22,296
Sale of public units through public offering	-	-	8,050,000	805	-	-	80,499,195	-	80,500,000
Sale of private placement shares	-	-	492,000	49	-	-	4,919,951	-	4,920,000
Underwriters’ discount	-	-	-	-	-	-	(4,427,500)	-	(4,427,500)
Other offering expenses	-	-	-	-	-	-	(690,107)	-	(690,107)
Reclassification of ordinary shares subject to redemption	-	-	(8,050,000)	(805)	-	-	(78,969,389)	-	(78,970,194)
Allocation of offering costs to ordinary shares subject to redemption	-	-	-	-	-	-	5,020,353	-	5,020,353
Accretion of carrying value to redemption value	-	-	-	-	-	-	(6,377,302)	(2,408,519)	(8,785,821)
Net loss	-	-	-	-	-	-	-	(352,037)	(352,037)
Balance as of December 31, 2022	-	$-	492,000	$49	2,012,500	$201	$-	$(2,763,260)	$(2,763,010)

The accompanying notes are an integral part of these consolidated financial statements.

AIMFINITY INVESTMENT CORP. I

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022
Cash Flows from Operating Activities:
Net income (loss)	$1,915,114	$(352,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(3,266,717)	(625,662)
Changes in operating assets and liabilities:
Prepaid expenses	156,845	(169,915)
Accrued expense	(10,826)	812,249
Payable - related party	-	13,749
Net cash used in operating activities	(1,205,584)	(321,616)

Cash Flows from Investing Activities:
Purchase of investment held in trust account	-	(82,110,000)
Investment of Cash in Trust Account	(510,000)	-
Withdraw of investment held in trust account	42,717,716	-
Net cash used in investing activities	42,207,716	(82,110,000)

Cash Flows from Financing Activities:
Proceeds from sale of public units through public offering	-	80,500,000
Proceeds from sale of private placement shares	-	4,920,000
Payment of underwriters’ discount	-	(1,610,000)
Payment of offering costs	-	(690,107)
Ordinary shares redemption	(42,717,716)	-
Proceeds from issuance of promissory from founder	-	351,150
Proceeds from extension loan	510,000	-
Proceeds from working capital loan	500,000	-
Repayment on promissory note to related party	-	(328,854)
Net cash provided in financing activities	(41,707,716)	83,142,189

Net Change in Cash	(705,584)	710,573

Cash at beginning of period	710,573	-
Cash at end of period	$4,989	$710,573

Supplemental Disclosure of Non-cash Financing Activities
Reclassification of ordinary shares subject to redemption	$-	$82,110,000
Settlement of deferred offering costs	150,168	-
Deferred underwriters’ discount	$-	$2,817,500
Extension funds attributable to ordinary shares subject to redemption	$510,000	$-
Payable - related party paid expenses on behalf of the Company	$17,823	$-
Accretion of carrying value to redemption value	$3,266,717	$8,785,821

The accompanying notes are an integral part of these consolidated financial statements.

Aimfinity Investment Corp. I

Notes To Consolidated Financial Statements

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

As of December 31, 2023, the Company had not commenced any operations. The Company’s only activities from July 26, 2021 (inception) to December 31, 2023 were organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO (as defined below).

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

Transaction costs amounted to $5,117,607, consisting of $4,427,500 of underwriting fees and $690,107 of other offering costs. As of December 31, 2023 and 2022, cash of $4,989 and $710,573 respectively, were held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

Aimfinity Investment Corp. I

Notes To Consolidated Financial Statements

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

In connection with the votes to approve the Charter Amendment Proposal, the holders of 4,076,118 of Public Shares of the Company exercised their right to redeem their shares for cash at a redemption price of approximately $10.48 per share, for an aggregate redemption amount of approximately $42,717,716.

As of December 31, 2023, a total of $510,000 was deposited into the Trust Account for the public shareholders, resulting in extensions of the period of time the Company has to consummate the initial Business Combination by January 28, 2024.

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

Aimfinity Investment Corp. I

Notes To Consolidated Financial Statements

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

Going Concern Consideration

As of December 31, 2023, the Company had cash of $4,989 and a working deficit of $1,656,945. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination.

Aimfinity Investment Corp. I

Notes To Consolidated Financial Statements

The Company’s cash and working capital as of December 31, 2023, are not sufficient to complete its planned activities to consummate a business combination for the upcoming year. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results.

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, Purchase and Merger Sub,   over which the Company exercises control. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $4,989 and $710,573 in cash as of December 31, 2023 and 2022, respectively. The Company had no cash equivalents as of December 31, 2023 or December 31, 2022.

Aimfinity Investment Corp. I

Notes To Consolidated Financial Statements

Investments held in Trust Account

As of December 31, 2023 and 2022, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2023 and 2022, ordinary shares subject to possible redemption are presented at redemption value of $11.02 and $10.28 per share, respectively, as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Ordinary Shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Net income (loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less interest and dividend income and unrealized gain or loss on investments in the Trust Account less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then shared in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Aimfinity Investment Corp. I

Notes To Consolidated Financial Statements

The net income (loss) per share presented in the statements of operations is based on the following.

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022
Net income (loss)	$1,915,114	$(352,037)

Accretion of carrying value to redemption value	(3,776,717)	(8,785,821)
Net loss including accretion of carrying value of redemption value	$(1,861,603)	$(9,137,858)

	For the Year Ended		For the Year Ended
	December 31, 2023		December 31, 2022
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net income (loss) including carrying value to redemption value	$1,353,149	$(508,454)	$(6,387,648)	$(2,750,210)
Less: Accretion of carrying value to redemption value	3,776,717	-	8,785,821	-
Allocation of net income/(loss)	$2,423,568	$(508,454)	$2,398,173	$(2,750,210)

Denominators:
Weighted-average shares outstanding	6,665,237	2,504,500	5,447,534	2,345,442
Basic and diluted net income/ (loss) per share	$0.36	$(0.20)	$0.44	$(1,17)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of December 31, 2023 and 2022, approximately $0 and $460,573, respectively, was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

Aimfinity Investment Corp. I

Notes To Consolidated Financial Statements

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

Note 3 — Investment Held in Trust Account

As of December 31, 2023 and 2022, assets held in the Trust Account were comprised of $43,794,663 and $82,735,662, respectively, in money market funds which are invested in U.S. Treasury Securities.

Aimfinity Investment Corp. I

Notes To Consolidated Financial Statements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2023	December 31, 2022
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$43,794,663	$82,735,662
Total	1	$43,794,663	$82,735,662

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

As of December 31, 2023 and 2022, the amounts of ordinary shares reflected on the balance sheet are reconciled in the following table.

Gross proceeds	$80,500,000
Less:
Proceeds allocated to Class 1 public warrants	(1,529,806)
Offering costs of public shares	(5,020,353)
Plus:
Accretion of carrying value to redemption value	8,785,821
Ordinary shares subject to possible redemption, December 31, 2022	$82,735,662
Less:
Redemptions	(42,717,716)
Plus:
Extension funds attributable to ordinary shares subject to redemption	510,000
Accretion of carrying value to redemption value	3,266,717
Ordinary shares subject to possible redemption, December 31, 2023	$43,794,663

Aimfinity Investment Corp. I

Notes To Consolidated Financial Statements

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

Note 6 — Related Party Transactions

Founder Shares

On December 4, 2021 the Sponsor acquired 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. On March 18, 2022, the sponsor surrendered to the Company for cancellation 862,500 founder shares for no consideration, resulting in the Company’s initial shareholders holding an aggregate of 2,012,500 Class B ordinary shares, or approximately $0.012 per share. As of December 31, 2023 and 2022, there were 2,012,500 founder shares issued and outstanding.

On March 29, 2022, the sponsor transferred 20,000 founder shares to the Chief Financial Officer of the Company and 60,000 founder shares to certain members of the board of directors. If the officer and director nominee do not become an officer or director of the Company at the time of the Company’s initial public offering, is removed from office as director, or voluntarily resigns his position with the Company before a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination involving the Company (“the Triggering Event”), all of such shares shall be returned to sponsor. Further, considering that in case the Business Combination does not occur these awards will be forfeited, it was deemed that the above terms result in the vesting provision whereby the share awards would vest only upon the consummation of a Business Combination or change of control event. As a result, any compensation expense in relation to these grants will be recognized at the Triggering Event. As a result, the Company recorded no compensation expense for the year ended December 31, 2023 or December 31, 2022.

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

As of December 31, 2023, the Company determined that a Business Combination is not considered probable, and therefore, no stock-based compensation expense has been recognized. Total unrecognized compensation expense related to unvested founder shares at December 31, 2023 amounted to approximately $111,744 and is expected to be recognized upon the Triggering Event.

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

Aimfinity Investment Corp. I

Notes To Consolidated Financial Statements

Extension Loan — Related Party

As of December 31, 2023, a total of $510,000 was deposited into the Trust Account for the public shareholders, resulting in extensions of the period of time the Company has to consummate the initial Business Combination by January 28, 2024.

The Notes bear no interest and are payable in full upon the earlier to occur of (i) the consummation of the Company’s business combination or (ii) the date of expiry of the term of the Company (the “Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) an enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the Note may be accelerated.

The payee of the Notes has the right, but not the obligation, to convert the Promissory Note, in whole or in part, respectively, into private units (the “Private Units”) of the Company, that are identical to the Private Units issued by the Company in the private placement consummated simultaneously with the Company’s initial public offering. The number of Private Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

As of December 31, 2023 and 2022, the Company has an outstanding loan balance of $510,000 and $0, respectively.

Payable – Related Party

The Company entered an office lease agreement with Regus. The lease term is one year from December 2021 and December 2022 at $3,332 per month. The leased office was not occupied by the Company until May 1, 2022 after the Company completed the IPO. The sponsor make the payments for rent and is reimbursed the amounts from the Company. In March 2023, the lease agreement was terminated. The Sponsor is providing rent at no cost to the Company. During the year of 2023, the Company borrowed $17,823 from a sponsor to pay certain operating expenses.

As of December 31, 2023 and 2022, the Company had $31,572 and $13,749, respectively, payable to the sponsor. This payable is non-interest bearing, unsecured and is due on demand.

Working Capital Loans

On December 8, 2023, the Company issued a promissory note to I-Fa Chang, as the designee, sole member and manager of the Sponsor, under which I-Fa Chang agreed to loan the Company up to $500,000 to be used for a portion of the working capital. This loan is non-interest bearing, unsecured and is due at the earlier of (1) the date on which the Company consummates its initial business combination or (2) the date on which the Company liquidates and dissolves. I-Fa Chang, as the payee, has the right, but not the obligation, to convert the note, in whole or in part, into Private Placement Units of the Company, that are identical to the Private Placement Units issued by the Company in the Private Placement consummated simultaneously with the Company’s IPO, subject to certain exceptions, as described in the IPO Prospectus, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Initial Business Combination. The number of Private Placement Units to be received by I-Fa Chang in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to I-Fa Chang by (y) $10.00. As of December 31, 2023 and 2022, the balance of the working capital loan are $500,000 and $0, respectively.

Note 7 — Commitments & Contingencies

Risks and Uncertainties

Management continues to evaluate the   impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statement. The financial statement do not include any adjustments that might result from the outcome of this uncertainty.

Aimfinity Investment Corp. I

Notes To Consolidated Financial Statements

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

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2023 and 2022, there were 492,000 issued and outstanding (excluding 3,973,883 and 8,050,000 shares subject to possible redemption, respectively).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On December 4, 2021, the Company issued 2,875,000 Class B ordinary shares. On March 18, 2022, the sponsor surrendered to the Company for cancellation 862,500 Class B ordinary shares for no consideration, resulting in the Company’s initial shareholders holding an aggregate of 2,012,500 so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after IPO. As of December 31, 2023 and December 31, 2022, there were 2,012,500 Class B ordinary shares issued and outstanding.

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

Aimfinity Investment Corp. I

Notes To Consolidated Financial Statements

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

As of December 31, 2023, 8,542,000 Class 1 Warrants and 2,232,941 Class 2 Warrants are outstanding (including 492,000 Class 1 Warrants and 246,000 Class 2 Warrants underlying the Private Placement Units), and as of December 31, 2022, 8,542,000 Class 1 Warrants and 4,271,000 Class 2 Warrants are outstanding (including 492,000 Class 1 Warrants and 246,000 Class 2 Warrants underlying the Private Placement Units). The Company will account for warrants as equity instruments in accordance with ASC 815, Derivatives and Hedging, based on the specific terms of the warrant agreement.

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

Aimfinity Investment Corp. I

Notes To Consolidated Financial Statements

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

Promissory Notes

On January 26, 2024 an aggregate of $85,000 was deposited into the Trust Account for the public shareholders, resulting in an extension of the period of time the Company has to consummate the initial Business Combination by one month from January 28, 2024 to February 28, 2024 (the “Seventh Extension”).

On February 28, 2024 an aggregate of $85,000 was deposited into the Trust Account for the public shareholders, resulting in an extension of the period of time the Company has to consummate the initial Business Combination by one month from February 28, 2024 to March 28, 2024 (the “Eighth Extension”).

On March 28, 2024 an aggregate of $85,000 was deposited into the Trust Account for the public shareholders, resulting in an extension of the period of time the Company has to consummate the initial Business Combination by one month from March 28, 2024 to April 28, 2024 (the “Nineth Extension”).

On April 4, 2024, the Company issued a promissory note to I-Fa Chang, as the designee, sole member and manager of the Sponsor, under which I-Fa Chang agreed to loan the Company up to $500,000 to be used for a portion of the working capital. This loan is non-interest bearing, unsecured and is due at the earlier of (1) the date on which the Company consummates its initial business combination or (2) the date on which the Company liquidates and dissolves. I-Fa Chang, as the payee, has the right, but not the obligation, to convert the note, in whole or in part, into Private Placement Units of the Company, that are identical to the Private Placement Units issued by the Company in the Private Placement consummated simultaneously with the Company’s IPO, subject to certain exceptions, as described in the IPO Prospectus, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Initial Business Combination. The number of Private Placement Units to be received by I-Fa Chang in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to I-Fa Chang by (y) $10.00.

EXHIBIT INDEX

Exhibit	Description

1.1	Underwriting Agreement, dated April 25, 2022, among the Company, US Tiger Securities, Inc. and EF Hutton, division of Benchmark Investments, LLC, as representatives of the several underwriters named therein(1)
2.1	Agreement and Plan of Merger, dated as of October 13, 2023, by and among Aimfinity Investment Corp. I, Aimfinity Investment Merger Sub I, Aimfinity Investment Merger Sub II, Inc., and Docter Inc. (2)
3.1	Amended and Restated Memorandum and Articles of Association, dated April 25, 2022(1)
3.2 *	Second Amended and Restated Memorandum and Articles of Association, dated July 27, 2023
4.1	Specimen Unit Certificate(4)
4.2	Specimen New Unit Certificate(4)
4.3	Specimen Class A Ordinary Share Certificate(4)
4.4	Specimen Warrant Certificate(4)
4.5	Warrant Agreement, dated April 25, 2022, between the Company and VStock Transfer, LLC, as warrant agent(1)
4.6	Amendment to the Warrant Agreement, between the Company and VStock Transfer, LLC, on July 7, 2023(3)
4.7*	Description of Securities
10.1	Promissory Note, dated as of December 4, 2021 between the Company and the Sponsor(4)
10.2	Letter Agreement, dated April 25, 2022, among the Company and its officers, directors, director nominees and the Sponsor(1)
10.3	Investment Management Trust Agreement, dated April 25, 2022, between the Company and U.S. Bank Trust Company, National Association, as trustee(1)
10.4	Registration and Shareholder Rights Agreement, dated April 25, 2022, between the Company, the Sponsor and certain other security holders of the Company(1)
10.5	Securities Subscription Agreement, dated as of December 4, 2021, between the Company and the Sponsor(4)
10.6	Private Placement Units Purchase Agreement, dated April 25, 2022, between the Company and the Sponsor(1)
10.7	Form of Indemnity Agreement, dated April 25, 2022, between the Company and each of its directors and executive officers(1)
10.8	Form of Indemnity Agreement between the Company and each of the new directors and officers of the Company, dated March 17, 2023(5)
10.9	Sponsor Support Agreement, dated October 13, 2023, by and among the Company, Docter Inc. and certain stockholders of the Company(2)
10.10	Company Support Agreement, dated October 13, 2023, by and among the Company, Docter Inc. and certain stockholders of the Docter Inc.(2)
10.11	Form of Lock-Up Agreement(2)
10.12	Promissory Note, dated as of December 8, 2023 between the Company and the Sponsor
10.13	Promissory Note, dated as of April 4, 2024 between the Company and the Sponsor
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy of the Registrant.
99.1	Form of Audit Committee Charter(4)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith

**	Furnished herewith

***	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Aimfinity Investment Corp. I agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(1)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on April 29, 2022 (File No. 001-41361).

(2)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on October 16, 2023 (File No. 001-41361).

(3)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on July 7, 2023 (File No. 001-41361).

(4)	Filed as an exhibit to the Registration Statement on Form S-1 filed with the SEC on March 25, 2022 (File No. 333-263874).

(5)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 20, 2023 (File No. 001-41361).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 12, 2024	Aimfinity Investment Corp. I

	By:	/s/ I-Fa Chang
		Name:	I-Fa Chang
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ I-Fa Chang	Chairman of the Board of Directors	April 12, 2024
I-Fa Chang	and Chief Executive Officer (Principal Executive Officer)

/s/ Xuedong (Tony) Tian	Chief Financial Officer	April 12, 2024
Xuedong (Tony) Tian	(Principal Financial and Accounting Officer)

/s/ Hanzhong (Han) Li	Director	April 12, 2024
Hanzhong (Han) Li

/s/ Kevin D. Vassily	Director	April 12, 2024
Kevin D. Vassily

/s/ Teng-Wei Chen	Director	April 12, 2024
Teng-Wei Chen