Form 10-Q
period 2024-03-31
Aimfinity Investment Corp. I
filed 2024-05-14
CIK 1903464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024 there were 4,465,882  of the registrant’s Class A ordinary shares, par value $0.0001 per share, with 860,884 Class A ordinary shares tendered by public shareholders for redemption and cancellation, and 2,012,500 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

AIMFINITY INVESTMENT CORP. I

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AIMFINITY INVESTMENT CORP. I

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	MARCH 31, 2024	DECEMBER 31, 2023

Assets
Current assets:
Cash	$3,977	$4,989
Prepaid expenses	60,750	13,070
Total current assets	64,727	18,059

Cash held in Trust Account	44,618,047	43,794,663
Total Assets	$44,682,774	$43,812,722

Liabilities, Temporary Equity, and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$524,755	$633,432
Payable - related party	-	31,572
Working Capital Loan - related party	816,437	500,000
Extension Loan - related party	765,000	510,000
Total Current Liabilities	2,106,192	1,675,004

Deferred underwriters’ discount	2,817,500	2,817,500
Total Liabilities	4,923,692	4,492,504

Commitments and Contingencies

Ordinary shares subject to possible redemption, 3,973,882 shares at redemption value of $11.23 and $11.02 per share as of March 31, 2024 and December 31, 2023, respectively	44,618,047	43,794,663

Shareholders’ Deficit:
Preference shares, $0.0001 par value, 1,000,000 shares authorized, non issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 492,000 and 492,000 issued and outstanding(excluding 3,973,882 shares subject to possible redemption as of March 31, 2024 and December 31, 2023, respectively)	49	49
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 2,012,500 shares issued and outstanding	201	201
Additional paid-in capital	-	-
Accumulated deficit	(4,859,215)	(4,474,695)
Total Shareholders’ Deficit	(4,858,965)	(4,474,445)
Total Liabilities, Temporary Equity and Shareholders’ Deficit	$44,682,774	$43,812,722

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AIMFINITY INVESTMENT CORP. I

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023

Formation and operating costs	$129,520	$148,692
Loss from Operations	(129,520)	(148,692)

Other income:
Interest earned on investment held in Trust Account	568,384	828,231
Net Income (Loss)	$438,864	$679,539

Basic and diluted weighted ordinary average shares outstanding, subject to possible redemption	3,973,882	8,050,000
Basic and diluted net income per ordinary shares subject to possible redemption	$0.15	$0.09
Basic and diluted weighted average ordinary shares outstanding	2,504,500	2,504,500
Basic and diluted net loss per ordinary share attributable to Aimfinity Investment LLC	$(0.06)	$(0.01)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AIMFINITY INVESTMENT CORP. I

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

	For The Three Months Ended March 31, 2024
			Ordinary Shares				Additional		Total
	Preference shares		Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	-	$-	492,000	$49	2,012,500	$201	$-	$(4,474,695)	$(4,474,445)
Extension funds attributable to ordinary shares subject to redemption	-	-	-	-	-	-	-	(255,000)	(255,000)
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(568,384)	(568,384)
Net income	-	-	-	-	-	-	-	438,864	438,864
Balance as of March 31, 2024	-	$-	492,000	$49	2,012,500	$201	$-	$(4,859,215)	$(4,858,965)

	For The Three Months Ended March 31, 2023
			Ordinary Shares				Additional		Total
	Preference shares		Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	-	$-	49,200	$49	2,012,500	$201	$-	$(2,763,260)	$(2,763,010)
Settlement of deferred offering costs	-	-	-	-	-	-	-	150,168	150,168
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(828,231)	(828,231)
Net loss	-	-	-	-	-	-	-	679,539	679,539
Balance as of March 31, 2023	-	$-	49,200	$49	2,012,500	$201	$-	$(2,761,784)	$(2,761,534)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AIMFINITY INVESTMENT CORP. I

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023
Cash Flows from Operating Activities:
Net income	$438,864	$679,539
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(568,384)	(828,231)
Changes in operating assets and liabilities:
Prepaid expenses	(47,680)	(13,288)
Accrued expense	(108,677)	(529,675)
Payable - related party	-	(13,749)
Net cash used in operating activities	(285,877)	(705,404)

Cash Flows from Investing Activities:
Investment of Cash in Trust Account	(255,000)	-
Net cash used in investing activities	(255,000)	-

Cash Flows from Financing Activities:
Proceeds from extension loan	255,000	-
Proceeds from working capital loan	284,865
Net cash provided in financing activities	539,865	-

Net Change in Cash	(1,012)	(705,404)

Cash at beginning of period	4,989	710,573
Cash at end of period	$3,977	$5,169

Supplemental Disclosure of Non-cash Financing Activities
Extension funds attributable to ordinary shares subject to redemption	$255,000	$-
Accretion of carrying value to redemption value	$568,384	$828,231

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aimfinity Investment Corp. I
Notes To Consolidated Financial Statements

Note 1 — Organization, Business Operation

Aimfinity Investment Corp. I (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on July 26, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar Business Combination with one or more businesses (the “initial business combination”). The Company has selected December 31 as its fiscal year end.

The Company is an early stage emerging growth company and, as such, the Company is subject to all of the risks associated with early stage emerging growth companies.

As of March 31, 2024, the Company had not commenced any operations. The Company’s only activities from July 26, 2021 (inception) to March 31, 2024 were organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO (as defined below).

The registration statement for the Company’s Initial Public Offering (“IPO”) became effective on April 25, 2022. On April 28, 2022 the Company consummated the IPO of 8,050,000 units (including 1,050,000 units issued upon the full exercise of the over-allotment option, the “Public Units”). Each unit consists of one share of the Company’s Class A ordinary share and one Class 1 public warrant and one-half of one Class 2 public warrant. Each whole warrant (whether Class 1 or Class 2) entitles the holder thereof to purchase one share of the Company’s Class A ordinary share at a price of $11.50 per share, and only whole warrants are exercisable. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $80,500,000 on April 28, 2022.

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

Transaction costs amounted to $5,117,607, consisting of $4,427,500 of underwriting fees and $690,107 of other offering costs. As of March 31, 2024 and December 31, 2023, cash of $3,977 and $4,989 respectively, were held outside of the Trust Account (as defined below) and is available for working capital purposes.

Following the closing of the IPO and the issuance and the sale of Private Placement Units on April 28, 2022, $82,110,000 ($10.20 per Public Unit) from the net proceeds of the sale of the Public Units in the IPO and the sale of Private Placement Units was placed in a trust account (the “Trust Account”) maintained by U.S. Bank, National Association as a trustee. The funds in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a 7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay the franchise and income taxes, if any, the effective memorandum and articles of association at the time and subject to the requirements of law and regulation, will provide that the proceeds from the IPO and the sale of the Private Placement Units held in the trust account will not be released from the Trust Account (1) to the Company, until the completion of the initial business combination, or (2) to the Company’s public shareholders, until the earliest of (a) the completion of the initial business combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (b) the redemption of any Class A ordinary shares properly tendered in connection with a shareholder vote to amend the Company’s effective amended and restated memorandum and articles of association at the time (A) to modify the substance or timing of the Company’s obligation to provide holders of the Company’s Class A ordinary shares the right to have their shares redeemed in connection with the initial business combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial business combination by the Combination Deadline (as defined below) or (B) with respect to any other provision relating to the rights of holders of the Company’s Class A ordinary shares, and (c) the redemption of the Company’s public shares if the Company has not consummated an initial business combination by the Combination Deadline, subject to applicable law.

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

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with an initial business combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of an initial business combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of an initial business combination.

Aimfinity Investment Corp. I
Notes To Consolidated Financial Statements

Under the Company’s then-effective amended and restated memorandum and articles of association, the Company would have until July 28, 2023 (or January 28, 2024 if the Company extends the period of time to consummate an initial business combination) to consummate an initial business combination. On July 27, 2023, the Company held an extraordinary general meeting of shareholders (the “First EGM”). At the First EGM, the shareholders of the Company, by special resolution, approved the proposal to amend the Company’s then effective amended and restated memorandum and articles of association (the “First Charter Amendment”) to (i) allow the Company until July 28, 2023 to consummate an initial business combination, and to (ii) elect to extend the period to consummate an initial business combination up to nine times, each by an additional one-month period, for a total of up to nine months to April 28, 2024, by depositing to the Company’s Trust Account the amount lesser of (i) $85,000 for each one-month extension or (ii) $0.04 for each Public Share for each one-month extension (the “First Charter Amendment Proposal”). Under Cayman Islands law, the First Charter Amendment took effect upon approval of the First Charter Amendment Proposal by the shareholders at the EGM. On July 27, 2023, the Company also filed a second amended and restated memorandum and articles of association (the “Existing MA”) with the Registrar of Companies of the Cayman Islands. Pursuant to the First Charter Amendment, the Company may, at the request of the sponsor of the Company’s IPO, Aimfinity Investment LLC (the “Sponsor”), and by approval of the Company’s board of directors, elect to extend the period to consummate an initial business combination up to nine times, each by an additional one-month period (each, a “Monthly Extension”), for a total of up to nine months to April 28, 2024, by depositing to the Trust Account $85,000 for each Monthly Extension.

On August 29, 2023, in connection with the votes to approve the First Charter Amendment Proposal, the holders of 4,076,118 of Public Shares of the Company exercised their right to redeem their shares for cash at a redemption price of approximately $10.48 per share, for an aggregate redemption amount of approximately $42,717,716.

For the three months ended March 31, 2024, the total of $255,000 was deposited into the Trust Account for the public shareholders, resulting in extensions of the period of time the Company has to consummate the initial business combination by April 28, 2024.

On April 23, 2024, the Company held a second extraordinary general meeting of shareholders (the “Second EGM”). At the Second EGM, the shareholders of the Company, by special resolution, approved the proposal (the “New Charter Amendment Proposal”) to amend the Company’s Existing MA to (i) allow the Company until April 28, 2024 to consummate an initial business combination, and to (ii) elect to extend the period to consummate an initial business combination up to nine times, each by an additional one-month period (each a “New Monthly Extension”), for a total of up to nine months to January 28, 2025(the “Combination Deadline”), by depositing to the Company’s Trust Account the amount lesser of (i) $60,000 for each one-month extension or (ii) $0.035 for each Public Share for each one-month extension (the “New Monthly Extension Payment”). On April 27, 2023, the Company filed a third amended and restated memorandum and articles of association (the “New MA”) with the Registrar of Companies of the Cayman Islands.

If the Company does not consummate an initial business combination by the Combination Deadline, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to the Company to pay the franchise and income taxes that were paid by the Company or are payable by the Company, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The founder shares are designated as Class B ordinary shares are identical to the Class A ordinary shares included in the units being sold in the IPO, and holders of founder shares have the same shareholder rights as public shareholders, except that: (a) the founder Class B ordinary shares will automatically convert into the Company’s Class A ordinary shares at the time of the initial business combination, (b) the founder shares are subject to certain transfer restrictions, as described in more detail below; (c) prior to the initial business combination, only holders of the founder shares have the right to vote on the appointment of directors and holders of a majority of the Company’s founder shares may remove a member of the board of directors for any reason; (d) in a vote to continue the Company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two thirds of the votes of all ordinary shares voted at a general meeting), holders of the Company’s founder shares have ten votes for every founder share and, as a result, the Company’s initial shareholders will be able to approve any such proposal without the vote of any other shareholder; (e) the Company’s Sponsor and each member of the management team have entered into an agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares (ii) to waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) that would modify the substance or timing of the obligation to provide holders of the Company’s Class A ordinary shares the right to have their shares redeemed in connection with the initial business combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial business combination by the Combination Deadline or (B) with respect to any other provision relating to the rights of holders of the Company’s Class A ordinary shares; and (iii) waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if the Company fail to consummate an initial business combination by the Combination Deadline, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if the Company fails to complete the initial business combination within the prescribed time frame; and (f) the founder shares are entitled to registration rights. If the Company seek shareholder approval of the Company’s initial business combination, the Company will complete the initial business combination only if the Company obtains the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. In such case, the Company’s Sponsor and each member of the management team have agreed to vote their founder shares and public shares in favor of the initial business combination.

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

Going Concern Consideration

As of March 31, 2024, the Company had cash of $3,977 and a working deficit of $2,041,465. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of an initial business combination.

The Company’s cash and working capital as of March 31, 2024, are not sufficient to complete its planned activities to consummate an initial business combination for the upcoming year. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete an initial business combination by the Combination Deadline, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate an initial business combination will be successful by the Combination Deadline. As a result, management has determined that such additional conditions also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Aimfinity Investment Corp. I
Notes To Consolidated Financial Statements

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results to be expected for any other interim period or for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on April 12, 2024.

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, Purchaser and Merger Sub, over which the Company exercises control. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $3,977 and $4,989 in cash as of March 31, 2024 and December 31, 2023, respectively. The Company had no cash equivalents as of March 31, 2024 and December 31, 2023.

Aimfinity Investment Corp. I
Notes To Consolidated Financial Statements

Investments held in Trust Account

As of March 31, 2024 and December 31, 2023, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Ordinary Shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2024 and December 31, 2023, ordinary shares subject to possible redemption are presented at redemption value of $11.23 and $11.02 per share, respectively, as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Ordinary Shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Net income (loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less interest and dividend income and unrealized gain or loss on investments in the Trust Account less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of March 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then shared in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Aimfinity Investment Corp. I
Notes To Consolidated Financial Statements

The net income (loss) per share presented in the statements of operations is based on the following.

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023
Net income	$438,864	$679,539
Accretion of carrying value to redemption value	(823,384)	(828,231)
Net loss including accretion of carrying value of redemption value	$(384,520)	$(148,692)

	For the Three Months Ended		For the Three Months Ended
	March 31, 2024		March 31, 2023
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(235,867)	$(148,653)	$(113,409)	$(35,283)
Accretion of carrying value to redemption value	823,384	-	828,231	-
Allocation of net income/(loss)	$587,517	$(148,653)	$714,822	$(35,283)

Denominators:
Weighted-average shares outstanding	3,973,882	2,504,500	8,050,000	2,012,500
Basic and diluted net income/ (loss) per share	$0.15	$(0.06)	$0.09	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of March 31, 2024 and December 31, 2023, approximately $0,  was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 3, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

Note 3 — Investment Held in Trust Account

As of March 31, 2024 and December 31, 2023, assets held in the Trust Account were comprised of $44,618,047 and $43,794,663, respectively, in money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2024	December 31, 2023
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$44,618,047	$43,794,663
Total	1	$44,618,047	$43,794,663

Aimfinity Investment Corp. I
Notes To Consolidated Financial Statements

Note 4 — Initial Public Offering

Pursuant to the IPO on April 28, 2022, the Company sold 8,050,000 Public Units at $10.00 per Public Unit, generating gross proceeds of $80,500,000. Each Public Unit consists of one Public Share and one Class 1 Warrant and one-half of one Class 2 Warrant. The Company will not issue fractional shares. As a result, the warrants (whether Class 1 Warrant or Class 2 Warrant) must be exercised in multiples of one whole warrant. Each whole warrant entitles the holder thereof to purchase one share of the Company’s Public Share at a price of $11.50 per share, and only whole warrants are exercisable. The warrants will become exercisable on the later of 30 days after the completion of the initial business combination or 12 months from the closing of the IPO, and will (except for Class 2 Warrants embedded in the Public Shares that are redeemed prior to the consummation of the initial business combination, which Class 2 Warrants will be forfeited and cancelled upon redemption of such shares) expire five years after the completion of the initial business combination or earlier upon redemption or liquidation. As a result, if the public shareholders redeem their Public Shares prior to the consummation of the initial business combination, the embedded Class 2 Warrants will be forfeited and cancelled.

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

All of the 8,050,000 public shares sold as part of the Public Units in the IPO contain a redemption feature which allows for the redemption of such public shares if there is a stockholder vote or tender offer in connection with an initial business combination and in connection with certain amendments to the Company’s effective amended and restated certificate of incorporation at the time, or in connection with the Company’s liquidation. In accordance with the Securities and Exchange Commission (the “SEC”) and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.

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

As of March 31, 2024 and December 31, 2023, the amounts of ordinary shares reflected on the balance sheet are reconciled in the following table.

Ordinary shares subject to possible redemption, December 31, 2022	$82,735,662
Less:
Redemptions	(42,717,716)
Plus:
Extension funds attributable to ordinary shares subject to redemption	510,000
Accretion of carrying value to redemption value	3,266,717
Ordinary shares subject to possible redemption, December 31, 2023	$43,794,663
Plus:
Extension funds attributable to ordinary shares subject to redemption	255,000
Accretion of carrying value to redemption value	568,384
Ordinary shares subject to possible redemption, March 31, 2024	$44,618,047

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

Aimfinity Investment Corp. I
Notes To Consolidated Financial Statements

Note 6— Related Party Transactions

Founder Shares

On December 4, 2021 the Sponsor acquired 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. On March 18, 2022, the Sponsor surrendered to the Company for cancellation 862,500 founder shares for no consideration, resulting in the Company’s initial shareholders holding an aggregate of 2,012,500 Class B ordinary shares, or approximately $0.012 per share. As of March 31, 2024 and December 31, 2023, there were 2,012,500 founder shares issued and outstanding.

On March 29, 2022, the Sponsor transferred 20,000 founder shares to the Chief Financial Officer of the Company and 60,000 founder shares to certain members of the board of directors. If the officer and director nominee do not become an officer or director of the Company at the time of the Company’s initial public offering, is removed from office as director, or voluntarily resigns his position with the Company before a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination involving the Company (“the Triggering Event”), all of such shares shall be returned to Sponsor. Further, considering that in case an initial business combination does not occur these awards will be forfeited, it was deemed that the above terms result in the vesting provision whereby the share awards would vest only upon the consummation of an initial business combination or change of control event. As a result, any compensation expense in relation to these grants will be recognized at the Triggering Event. As a result, the Company recorded no compensation expense for the three months ended March 31, 2024 and 2023.

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

As of March 31, 2024, the Company determined that an initial business combination is not considered probable, and therefore, no stock-based compensation expense has been recognized. Total unrecognized compensation expense related to unvested founder shares as of March 31, 2024 amounted to approximately $111,744 and is expected to be recognized upon the Triggering Event.

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

Aimfinity Investment Corp. I
Notes To Consolidated Financial Statements

Extension Loans — Related Party

As of March 31, 2024 and December 31, 2023, a total of $765,000 and $510,000 were deposited into the Trust Account for the public shareholders, resulting in extensions of the period of time the Company has to consummate the initial business combination by April 28, 2024.

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

As of March 31, 2024 and December 31, 2023, the Company has an outstanding loan balance of $765,000 and $510,000, respectively.

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

As of March 31, 2024 and December 31, 2023, the Company had $0 and $31,572, respectively, payable to the Sponsor. This payable is non-interest bearing, unsecured and is due on demand.

Working Capital Loans

On December 8, 2023, the Company issued a promissory note to I-Fa Chang, as the designee, sole member and manager of the Sponsor, under which I-Fa Chang agreed to loan the Company up to $500,000 to be used for a portion of the working capital. This loan is non-interest bearing, unsecured and is due at the earlier of (1) the date on which the Company consummates its initial business combination or (2) the date on which the Company liquidates and dissolves. I-Fa Chang, as the payee, has the right, but not the obligation, to convert the note, in whole or in part, into Private Placement Units of the Company, that are identical to the Private Placement Units issued by the Company in the Private Placement consummated simultaneously with the Company’s IPO, subject to certain exceptions, as described in the IPO Prospectus, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the initial business combination. The number of Private Placement Units to be received by I-Fa Chang in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to I-Fa Chang by (y) $10.00. As of March 31, 2024 and December 31, 2023, the balance of the working capital loan are $816,437 and $500,000, respectively.

Aimfinity Investment Corp. I
Notes To Consolidated Financial Statements

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

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were 492,000 issued and outstanding (excluding 3,973,883 shares subject to possible redemption, respectively).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On December 4, 2021, the Company issued 2,875,000 Class B ordinary shares. On March 18, 2022, the Sponsor surrendered to the Company for cancellation 862,500 Class B ordinary shares for no consideration, resulting in the Company’s initial shareholders holding an aggregate of 2,012,500 so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after IPO. As of March 31, 2024 and December 31, 2023, there were 2,012,500 Class B ordinary shares issued and outstanding.

Aimfinity Investment Corp. I
Notes To Consolidated Financial Statements

Public shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law. Unless specified in the Company’s effective amended and restated memorandum and articles of association at the time, or as required by applicable provisions of the Companies Act or applicable stock exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by the Company’s shareholders. Approval of certain actions will require a special resolution under Cayman Islands law, being the affirmative vote of at least two-thirds of the Company’s ordinary shares that are voted, and pursuant to the amended and restated memorandum and articles of association; such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. The Company’s board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. There is no cumulative voting with respect to the appointment of directors, with the result that the holders of more than 50% of the shares voted for the appointment of directors can appoint all of the directors. The shareholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor. Prior to the initial business combination, (i) only holders of the Company’s founder shares will have the right to vote on the appointment of directors and (ii) in a vote to continue the Company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two thirds of the votes of all ordinary shares voted at a general meeting), holders of the Company’s Class B ordinary shares will have ten votes for every Class B ordinary share and holders of the Company’s Class A ordinary shares will have one vote for every Class A ordinary share. These provisions of the Company’s amended and restated memorandum and articles of association may only be amended by a special resolution passed by not less than 90% of the Company’s ordinary shares who attend and vote at the Company’s general meeting which shall include the affirmative vote of a simple majority of the Company’s Class B ordinary shares. Holders of the Company’s Public Shares will not be entitled to vote on the appointment of directors prior to the initial business combination. In addition, prior to the completion of an initial business combination , holders of a majority of the Company’s founder shares may remove a member of the board of directors for any reason. In connection with the initial business combination, the Company may enter into a shareholders agreement or other arrangements with the shareholders of the target with respect to voting and other corporate governance matters following completion of the initial business combination.

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

As of March 31, 2024 and December 31, 2023, 8,542,000 Class 1 Warrants and 2,232,941 Class 2 Warrants are outstanding (including 492,000 Class 1 Warrants and 246,000 Class 2 Warrants underlying the Private Placement Units), The Company will account for warrants as equity instruments in accordance with ASC 815, Derivatives and Hedging, based on the specific terms of the warrant agreement.

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

Aimfinity Investment Corp. I
Notes To Consolidated Financial Statements

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

On April 23, 2024, the Company held the Second EGM. At the Second EGM, the shareholders of the Company, by special resolution, approved the New Charter Amendment Proposal to amend the Company’s Existing MA to (i) allow the Company until April 28, 2024 to consummate an initial business combination, and to (ii) elect to extend the period to consummate an initial business combination up to nine times, each by an additional New Monthly Extension, for a total of up to nine months to January 28, 2025, by depositing to the Company’s Trust Account the New Monthly Extension Payment.

On April 26, 2024, an aggregate of $60,000 was deposited into the Trust Account for the public shareholders, resulting in an extension of the period of time the Company has to consummate the initial business combination by one month from April 28, 2024 to May 28, 2024.

In connection with the votes to approve the New Charter Amendment Proposal, the public holders (the “Public Shareholders”) of the Public Shares were afforded with an opportunity to redeem their Public Shares. As a result, 860,884 Public Shares of the Company were tendered for redemption. As of the date of this report on Form 10-Q, all such Public Shares are in the process of redemption and cancellation by our transfer agent, VStock Transfer, LLC, which shall result in a total of 3,604,998 Class A ordinary shares (including 492,000 Class A ordinary shares underlying the Private Placement Units) remaining after the consummation of such process.

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

Recent Development

Second Extraordinary General Meeting

Under the Company’s then-effective second amended and restated memorandum and articles of association (the “Existing MA”), which was approved by the shareholders of the Company in an extraordinary general meeting on July 27, 2023, the Company would have until July 28, 2023 to consummate an Initial Business Combination, but may elect to extend the period to consummate an Initial Business Combination (the “Combination Deadline”) up to nine times, each by an additional one-month period, for a total of up to nine months to April 28, 2024, by depositing to the Company’s Trust Account the amount lesser of (i) $85,000 for each one-month extension (each a “Existing Monthly Extension”) or (ii) $0.04 for each Public Share for each one-month extension (the “Existing Monthly Extension Payment”). Under the Existing MA, a total of 9 one-month extensions were sought by the Company, with a total of $765,000 deposited by the Sponsor or its designee (for nine Existing Monthly Extension Payments) to the Trust Account, extending the Combination Deadline from July 28, 2023 to April 28, 2024.

On April 23, 2024, the Company held a second extraordinary general meeting of shareholders (the “Second EGM”). At the Second EGM, the shareholders of the Company, by special resolution, approved the proposal (the “New Charter Amendment Proposal”) to amend the Company’s Existing MA (with the amendment, the “New MA”) to (i) allow the Company until April 28, 2024 to consummate an initial Business Combination, and to (ii) elect to extend the Combination Deadline up to nine times, each by an additional one-month period, for a total of up to nine months to January 28, 2025, by depositing to the Company’s Trust Account the amount lesser of (i) $60,000 for each one-month extension or (ii) $0.035 for each Public Share for each one-month extension (the “New Monthly Extension Payment”). Under Cayman Islands law, the New MA took effect upon approval of the New Charter Amendment Proposal by the shareholders at the Second EGM. On April 26, 2024, the Company also filed the New MAA with the Registrar of Companies of the Cayman Islands.

Pursuant to the New MA, the Company may, at the request of the Sponsor and by approval of the Company’s board of directors, elect to extend the Combination Deadline up to nine times, each by an additional one-month period (each, a “New Monthly Extension”), for a total of up to nine months to January 28, 2025, by depositing to the Trust Account the New Monthly Extension Payment for each New Monthly Extension sought by the Sponsor or the Company.

In connection with the votes to approve the New Charter Amendment Proposal, the public holders (the “Public Shareholders”) of the Public Shares were afforded with an opportunity to redeem their Public Shares. As a result, 860,884 Public Shares of the Company were tendered for redemption. As of the date of this report on Form 10-Q, all such Public Shares are in the process of redemption and cancellation by our transfer agent, VStock Transfer, LLC, which shall result in a total of 3,604,998 Class A  ordinary shares (including 492,000 Class A ordinary shares underlying the Private Placement Units) remaining after the consummation of such process.

Monthly Extensions

Under the Company’s Existing MA, the Company would now have until July 28, 2023 (or such later dates up to April 28, 2024, depending on the numbers of Existing Monthly Extensions the Sponsor or the Company seeks to extend) to consummate an Initial Business Combination.

For each Existing Monthly Extension, an Existing Monthly Extension Payment of $85,000 needs to be deposited into the Trust Account for the public stockholders by the 28th day of each month from July 2023 to March 2024 to lead to an extension of Combination Deadline by each Existing Monthly Extension sought, for a total of up to nine months, from July 28, 2023 to April 28, 2024.

From July 2023 to March 2024, a total of 9 one-month extensions were sought by the Company, with a total of $765,000 deposited by the Sponsor or its designee (for nine Existing Monthly Extension Payments) to the Trust Account, extending the Combination Deadline from July 28, 2023 to April 28, 2024.

Under the Company’s New MA, the Company would now have until April 28, 2024 (or such later dates up to January 28, 2025, depending on the numbers of New Monthly Extensions the Sponsor or the Company seeks to extend) to consummate an Initial Business Combination.

For each New Monthly Extension, a New Monthly Extension Payment of $60,000 needs to be deposited into the Trust Account for the public stockholders by the 28th day of each month from April 2024 to December 2024 to lead to an extension of Combination Deadline by each New Monthly Extension sought, for a total of up to nine months, from April 28, 2024 to January 28, 2025.

On April 26, 2024, an aggregate of $60,000 was deposited into the Trust Account by I-Fa Chang, manager of our Sponsor, for the Public Shareholders each time, respectively on such dates, resulting in an extension of the Combination Deadline by one New Monthly Extension from April 28, 2024 to May 28, 2024.

For each Existing Monthly Extension and each New Monthly Extension, respectively, on the date such Existing Monthly Extension Payment or such New Monthly Extension Payment, respectively, was deposited to the Company’s Trust Account, we issued an unsecured promissory note to I-Fa Chang to evidence the payments made by him for the deposit of such Existing Monthly Extension Payment (in the amount of $85,000 each time), or New Monthly Extension Payment (in the amount of $60,000), as the case may be (in each case, a “Monthly Extension Note”).

Each of such Monthly Extension Notes have the same terms, except with regard to the amount. Each note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s Initial Business Combination or (ii) the date of expiry of the term of the Company (the “Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) an enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case such Monthly Extension Note may be accelerated.

The payee of each Monthly Extension Note, I-Fa Chang, has the right, but not the obligation, to convert each Monthly Extension Note, in whole or in part, respectively, into Private Placement Units of the Company, that are identical to the Private Placement Units issued by the Company in the Private Placement consummated simultaneously with the Company’s IPO, subject to certain exceptions, as described in the Prospectus, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Initial Business Combination. The number of Private Placement Units to be received by I-Fa Chang in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

The issuance of the Monthly Extension Notes were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Working Capital Note

The Sponsor or an affiliate of the Sponsor or certain of Aimfinity’s officers and directors may, but are not obligated to, loan Aimfinity funds as may be required. Any such loans would be on an interest-free basis and would be repaid only from funds held outside the trust account or from funds released to Aimfinity upon completion of the I Initial Business Combination. Aimfinity may issue such Working Capital Notes to the Sponsor, officers, directors, of their affiliates, evidencing the terms of such loans.

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

The issuance of the Working Capital Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

As of the date hereof, $816,437 of working capital has been drawn by the Company and no balance has been repaid as of the date of this Report.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 26, 2021 (inception) to March 31, 2024 were organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We may generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an Initial Business Combination.

For the three months ended March 31, 2024, we had a net income of $438,864 which consisted of interest income of $568,384 on investments held in Trust Account which was offset by operating cost of $129,520.

For the three months ended March 31, 2023, we had a net income of $679,539 which consisted of interest income of $828,231 on investments held in Trust Account which was offset by operating cost of $148,692.

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

As of March 31, 2024, $44,618,047 was held in the Trust Account in money market funds, which are invested in U.S. Treasury Securities. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Initial Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete an Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of March 31, 2024, the Company, had $816,437 borrowings under the working capital loans.

As of March 31, 2024 the Company had cash of $3,977 and a working capital deficiency of $2,041,465.

In addition, in order to finance transaction costs in connection with an initial business combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Aimfinity’s officers and directors have been provided the Company working capital loans (the “Working Capital Loans”). As of March 31, 2024, there were $816,437 under Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete an initial business combination by the Combination Deadline, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate an initial business combination will be successful by the Combination Deadline. As a result, management has determined that such additional conditions also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer and General Counsel carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our Chief Executive Officer and General Counsel concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

Changes in Internal Control Over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to include risk factors in this Report. However, factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Prospectus, our annual report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”) as filed with the SEC on April 12, 2024, and in a proxy statement/prospectus in connection with the Docter Business Combination on the Form F-4 to be filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Prospectus and Annual Report.

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

Aimfinity Investment Corp. I

Date: May 13, 2024	By:	/s/ I-Fa Chang
I-Fa Chang
Chief Executive Officer

Aimfinity Investment Corp. I

Date: May 13, 2024	By:	/s/ Xuedong (Tony) Tian
Xuedong (Tony) Tian
Chief Financial Officer