Form 10-K/A
period 2023-12-31
Aimfinity Investment Corp. I
filed 2024-07-29
CIK 1903464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name:	Auditor Location:	Auditor Firm ID:
MaloneBailey, LLP	Houston, Texas	206

EXPLANATORY NOTE

Aimfinity Acquisition Corp. I (the “Company”) is filing this Amendment No. 1 to the Annual Report on Form 10-K (this “Form 10-K/A”) for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on April 12, 2024 (the “2023 Form 10-K” or the “Original Filing”), solely for the purpose of correcting a scrivener’s error in the certifications filed as Exhibits 31.1 and 31.2 (the “Certifications”) to the 2023 Form 10-K. At the time the Company filed its 2023 Form 10-K, the Company’s certifying officers had completed the matters covered by paragraph 4(b) and the introductory language in paragraph 4 of the Certifications, referring to its internal control over financial reporting. The Certifications filed with the 2023 Form 10-K contained a scrivener’s error in that they inadvertently omitted such language, and the corrected Certifications are being filed as Exhibits 31.1 and 31.2 with this Form 10-K/A.

This Form 10-K/A contains only the cover page, this explanatory note, the exhibit list, a signature page and the revised certifications.

Please note that the only changes to the Original Filing are those related to the matters described herein. Except as described above, no changes have been made to the Original Filing, and this Form 10-K/A does not modify, amend or update any of the other financial information or other information contained in the Original Filing, and except as specifically provided herein, this Form 10-K/A does not reflect any information or events occurring after the date of the Original Filing.

EXHIBIT INDEX

Exhibit	Description

31.1+	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

+	Filed herewith
**	Previously Furnished

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 29, 2024	Aimfinity Investment Corp. I

	By:	/s/ I-Fa Chang
		Name:	I-Fa Chang
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ I-Fa Chang	Chairman of the Board of Directors	July 29, 2024
I-Fa Chang	and Chief Executive Officer (Principal Executive Officer)

/s/ Xuedong (Tony) Tian	Chief Financial Officer	July 29, 2024
Xuedong (Tony) Tian	(Principal Financial and Accounting Officer)

/s/ Hanzhong (Han) Li	Director	July 29, 2024
Hanzhong (Han) Li

/s/ Kevin D. Vassily	Director	July 29, 2024
Kevin D. Vassily

/s/ Teng-Wei Chen	Director	July 29, 2024
Teng-Wei Chen

3