Form 10-Q
period 2024-06-30
Aimfinity Investment Corp. I
filed 2024-08-13
CIK 1903464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 12, 2024,  there were 4,465,882  of the registrant’s Class A ordinary shares, par value $0.0001 per share, with 860,884 Class A ordinary shares tendered by public shareholders for redemption and cancellation, and 2,012,500 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

AIMFINITY INVESTMENT CORP. I

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AIMFINITY INVESTMENT CORP. I

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	JUNE 30, 2024	DECEMBER 31, 2023
Assets
Current assets:
Cash	$4,895	$4,989
Prepaid expenses	40,500	13,070
Total current assets	45,395	18,059

Cash held in Trust Account	35,683,308	43,794,663
Total Assets	$35,728,703	$43,812,722

Liabilities, Temporary Equity, and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$532,128	$633,432
Payable - related party	-	31,572
Working Capital Loan - related party	921,428	500,000
Extension Loan - related party	945,000	510,000
Total Current Liabilities	2,398,556	1,675,004

Deferred underwriters’ discount	2,817,500	2,817,500
Total Liabilities	5,216,056	4,492,504

Commitments and Contingencies

Ordinary shares subject to possible redemption,3,112,998 and 3,973,882 shares at redemption value of $11.46 and $11.02 per share as of June 30, 2024 and December 31, 2023, respectively	35,683,308	43,794,663

Shareholders’ Deficit:
Preference shares, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 492,000 and 492,000 issued and outstanding (excluding 3,112,998 and 3,973,882 shares subject to possible redemption as of June 30, 2024 and December 31, 2023, respectively)	49	49
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 2,012,500 shares issued and outstanding	201	201
Additional paid-in capital	-	-
Accumulated deficit	(5,170,911)	(4,474,695)
Total Shareholders’ Deficit	(5,170,661)	(4,474,445)
Total Liabilities, Temporary Equity and Shareholders’ Deficit	$35,728,703	$43,812,722

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AIMFINITY INVESTMENT CORP. I

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Formation and operating costs	$131,696	$297,986	$261,216	$446,678
Loss from Operations	(131,696)	(297,986)	(261,216)	(446,678)

Other income:
Interest earned on investment held in Trust Account	570,206	938,373	1,138,590	1,766,604

Net Income	$438,510	$640,387	$877,374	$1,319,926

Basic and diluted weighted ordinary average shares outstanding, subject to possible redemption	3,614,392	8,050,000	3,794,137	8,050,000
Basic and diluted net income per ordinary shares subject to possible redemption	$0.16	$0.09	$0.30	$0.18
Basic and diluted weighted average ordinary shares outstanding	2,504,500	2,504,500	2,504,500	2,504,500
Basic and diluted net loss per ordinary share attributable to Aimfinity Investment LLC	$(0.05)	$(0.03)	$(0.11)	$(0.04)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AIMFINITY INVESTMENT CORP. I

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

	For The Six Months Ended June 30, 2024
			Ordinary Shares				Additional		Total
	Preference shares		Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	-	$-	492,000	$49	2,012,500	$201	$-	$(4,474,695)	$(4,474,445)
Extension funds attributable to ordinary shares subject to redemption	-	-	-	-	-	-	-	(255,000)	(255,000)
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(568,384)	(568,384)
Net Income	-	-	-	-	-	-	-	438,864	438,864
Balance as of March 31, 2024	-	-	492,000	49	2,012,500	201	-	(4,859,215)	(4,858,965)
Extension funds attributable to ordinary shares subject to redemption	-	-	-	-	-	-	-	(180,000)	(180,000)
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(570,206)	(570,206)
Net Income	-	-	-	-	-	-	-	438,510	438,510
Balance as of June 30, 2024	-	$-	492,000	$49	2,012,500	$201	$-	$(5,170,911)	$(5,170,661)

	For the Six Months Ended June 30, 2023
			Ordinary Shares				Additional		Total
	Preference shares		Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	-	$-	49,200	$49	2,012,500	$201	$-	$(2,763,260)	$(2,763,010)
Settlement of deferred offering costs	-	-	-	-	-	-	-	150,168	150,168
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(828,231)	(828,231)
Net Income	-	-	-	-	-	-	-	679,539	679,539
Balance as of March 31, 2023	-	-	49,200	49	2,012,500	201	-	(2,761,784)	(2,761,534)
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(938,373)	(938,373)
Net Income	-	-	-	-	-	-	-	640,387	640,387
Balance as of June 30, 2023	-	$-	49,200	$49	2,012,500	$201	$-	$(3,059,770)	$(3,059,520)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AIMFINITY INVESTMENT CORP. I

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2024	June 30, 2023
Cash Flows from Operating Activities:
Net income	$877,374	$1,319,926
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(1,138,590)	(1,766,604)
Changes in operating assets and liabilities:
Prepaid expenses	(27,430)	43,422
Accrued expense	(101,304)	(302,148)
Net cash used in operating activities	(389,950)	(705,404)

Cash Flows from Investing Activities:
Investment of Cash in Trust Account	(435,000)	-
Withdraw of investment held in trust account	9,684,945	-
Net cash used in investing activities	9,249,945	-

Cash Flows from Financing Activities:
Ordinary shares redemption	(9,684,945)	-
Proceeds from extension loan	435,000	-
Proceeds from working capital loan	389,856	-
Net cash provided in financing activities	(8,860,089)	-

Net Change in Cash	(94)	(705,404)

Cash at beginning of period	4,989	710,573
Cash at end of period	$4,895	$5,169

Supplemental Disclosure of Non-cash Financing Activities
Payable – related party paid expenses on behalf of the Company	-	111,909
Extension funds attributable to ordinary shares subject to redemption	$435,000	$-
Accretion of carrying value to redemption value	$1,138,590	$1,766,604

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aimfinity Investment Corp. I
Notes To Consolidated Financial Statements

(Unaudited)

Note 1 — Organization, Business Operation

Aimfinity Investment Corp. I (the “Company”) is an organized blank check company incorporated as a Cayman Islands exempted company on July 26, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses. The Company has selected December 31 as its fiscal year end.

The Company is an early stage emerging growth company and, as such, the Company is subject to all of the risks associated with early stage emerging growth companies.

As of June 30, 2024, the Company had not commenced any operations except as described in this paragraph. The Company’s only activities from July 26, 2021 (inception) to June 30, 2024 were organizational activities, those necessary to prepare for the IPO (as defined below), described below, and, after the IPO, identifying a target company for an initial business combination and consummating the Business Combination (as defined below). The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO (as defined below).

The registration statement for the Company’s Initial Public Offering (“IPO”) became effective on April 25, 2022. On April 28, 2022 the Company consummated the IPO of 8,050,000 units (the “units”) of the Company (including 1,050,000 units issued upon the full exercise of the over-allotment option, the “Public Units”). Each Public Unit consists of one share (the “Public Share”) of the Company’s Class A ordinary share, par value $0.0001 per share (the “Class A ordinary share”) and one Class 1 warrant (the “Class 1 warrants”) and one-half of one Class 2 warrant (the “Class 2 warrants”, together with the Class 1 warrants, the “warrants”). Each whole warrant entitles the holder thereof to purchase one share of the Company’s Class A ordinary share at a price of $11.50 per share, and only whole warrants are exercisable. The Public Units were sold at an offering price of $10.00 per unit, generating gross proceeds of $80,500,000 on April 28, 2022.

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

Transaction costs amounted to $5,117,607, consisting of $4,427,500 of underwriting fees and $690,107 of other offering costs. As of June 30, 2024 and December 31, 2023, cash of $4,895 and $4,989 respectively, were held outside of the Trust Account (as defined below) and is available for working capital purposes.

Following the closing of the IPO and the issuance and the sale of Private Placement Units on April 28, 2022, $82,110,000 ($10.20 per Public Unit) from the net proceeds of the sale of the Public Units in the IPO and the sale of Private Placement Units was placed in a trust account (the “Trust Account”) maintained by U.S. Bank, National Association as a trustee. The funds in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a 7 under the Investment Company Act (as defined below) which invest only in direct U.S. government treasury obligations.

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay the franchise and income taxes, if any, and subject to the memorandum and articles of association effective at the time (the “Charter”) and requirements of law and regulations, the proceeds from the IPO and the sale of the Private Placement Units held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial business combination, or (2) to the Company’s holders of the Public Shares (the “Public Shareholders”), until the earliest of (a) the completion of the initial business combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (b) the redemption of any Class A ordinary shares properly tendered in connection with a shareholder vote to amend the Company’s Charter (A) to modify the substance or timing of the Company’s obligation to provide the Public Shareholders the right to have their shares redeemed in connection with the initial business combination or to redeem 100% of the Company’s Public Shares if the Company does not complete the initial business combination by the Combination Deadline (as defined below) or (B) with respect to any other provision relating to the rights of the Public Shareholders, and (c) the redemption of the Company’s Public Shares if the Company has not consummated an initial business combination by the Combination Deadline, subject to applicable law.

Aimfinity Investment Corp. I
Notes To Consolidated Financial Statements

(Unaudited)

The Company’s initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding deferred underwriting commissions and interest income earned on the Trust Account that is released for working capital purposes or to pay taxes) at the time of the execution of the agreement to enter into the initial business combination. However, the Company will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete an initial business combination successfully.

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

Following the closing of the IPO, under the Company’s then-effective amended and restated memorandum and articles of association, the Company would have until July 28, 2023 (or January 28, 2024 if the Company extends the period of time to consummate an initial business combination) to consummate an initial business combination. On July 27, 2023, the Company held an extraordinary general meeting of shareholders (the “First EGM”). At the First EGM, the shareholders of the Company, by special resolution, approved the proposal to amend the Company’s then-effective amended and restated memorandum and articles of association (the “First Charter Amendment”) to (i) allow the Company until July 28, 2023 to consummate an initial business combination, and to (ii) elect to extend the period to consummate an initial business combination up to nine times, each by an additional one-month period, for a total of up to nine months to April 28, 2024, by depositing to the Company’s Trust Account the amount lesser of (i) $85,000 for each one-month extension or (ii) $0.04 for each Public Share for each one-month extension (the “First Charter Amendment Proposal”). Under Cayman Islands law, the First Charter Amendment took effect upon approval of the First Charter Amendment Proposal by the shareholders at the First EGM. On July 27, 2023, the Company also filed the First Charter Amendment with the Registrar of Companies of the Cayman Islands. Pursuant to the First Charter Amendment, the Company may, at the request of Aimfinity Investment LLC (the “Sponsor”), and by approval of the Company’s board of directors, elect to extend the period to consummate an initial business combination up to nine times, each by an additional one-month period (each, a “First Charter Amendment Monthly Extension”), for a total of up to nine months to April 28, 2024, by depositing to the Trust Account $85,000 for each First Charter Amendment Monthly Extension.

On April 23, 2024, the Company held a second extraordinary general meeting of shareholders (the “Second EGM”). At the Second EGM, the shareholders of the Company, by special resolution, approved the proposal to amend the Company’s then-effective amended and restated memorandum and articles of association (the “Second Charter Amendment”) to (i) allow the Company until April 28, 2024 to consummate an initial business combination, and to (ii) elect to extend the period to consummate an initial business combination up to nine times, each by an additional one-month period (each a “Second Charter Amendment Monthly Extension”), for a total of up to nine months to January 28, 2025 (the “Combination Deadline”), by depositing to the Company’s Trust Account the amount lesser of (i) $60,000 for each one-month extension or (ii) $0.035 for each Public Share for each one-month extension (the “Second Charter Amendment Monthly Extension”). On April 27, 2024, the Company filed the Second Charter Amendment with the Registrar of Companies of the Cayman Islands.

On May 23, 2024, in connection with the votes to approve the Second Charter Amendment, the holders of 860,884 of Public Shares of the Company exercised their right to redeem their shares for cash at redemption price of approximately $11.25 per share, for an aggregate redemption amount of approximately $9,684,945.

For the six months ended June 30, 2024, a total of $435,000 was deposited into the Trust Account for the Public Shareholders, resulting in extensions of the period of time the Company has to consummate the initial business combination by July 28, 2024.

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

Aimfinity Investment Corp. I
Notes To Consolidated Financial Statements

(Unaudited)

The Founder Shares (as defined in Note 6) are designated as Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”, together with Class A ordinary shares, the “ordinary shares”) of the Company are identical to the Class A ordinary shares included in the units being sold in the IPO, and holders of Founder Shares have the same shareholder rights as Public Shareholders, except that: (a) the founder shares will automatically convert into the Company’s Class A ordinary shares at the time of the initial business combination, (b) the Founder Shares are subject to certain transfer restrictions, as described in more detail below; (c) prior to the initial business combination, only holders of the Founder Shares have the right to vote on the appointment of directors and holders of a majority of the Company’s Founder Shares may remove a member of the board of directors for any reason; (d) in a vote to continue the Company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two thirds of the votes of all ordinary shares voted at a general meeting), holders of the Company’s Founder Shares have ten votes for every Founder Share and, as a result, the Company’s initial shareholders will be able to approve any such proposal without the vote of any other shareholder; (e) the Company’s Sponsor and each member of the management team have entered into an agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares, (ii) to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s Charter (A) that would modify the substance or timing of the obligation to provide the Public Shareholders the right to have their Public Shares redeemed in connection with the initial business combination or to redeem 100% of the Company’s Public Shares if the Company does not complete the initial business combination by the Combination Deadline, or (B) with respect to any other provision relating to the rights of holders of the Company’s Class A ordinary shares; and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fail to consummate an initial business combination by the Combination Deadline, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial business combination within the prescribed time frame; and (f) the Founder Shares are entitled to registration rights. If the Company seek shareholder approval of the Company’s initial business combination, the Company will complete the initial business combination only if the Company obtains the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. In such case, the Company’s Sponsor and each member of the management team have agreed to vote their Founder Shares and Public Shares in favor of the initial business combination.

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

The Merger Agreement

On October 13, 2023, the Company entered into that certain Agreement and Plan of Merger (as may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) with Docter Inc., a Delaware corporation (the “Docter”), Aimfinity Investment Merger Sub I, a Cayman Islands exempted company and wholly-owned subsidiary of the Company (“Purchaser”), and Aimfinity Investment Merger Sub II, Inc., a Delaware corporation and wholly-owned subsidiary of Purchaser (“Merger Sub”), pursuant to which (a) Company will be merged with and into Purchaser (the “Reincorporation Merger”), with Purchaser surviving the Reincorporation Merger, and (b) Merger Sub will be merged with and into the Docter (the “Acquisition Merger”), with Docter surviving the Acquisition Merger as a direct wholly owned subsidiary of Purchaser (collectively, the “Business Combination”). Following consummation of the Business Combination (the “Closing”), Purchaser will be a publicly traded company (Purchaser is sometimes referred to herein as “PubCo”, upon and following the consummation of the Reincorporation Merger).

On April 5, 2024, we, Purchaser, Merger Sub and Target entered into an amendment to the Business Combination Agreement (the “Amendment No. 1”) to modify the composition of PubCo’s board of directors upon and immediately following the completion of the Business Combination.

Aimfinity Investment Corp. I
Notes To Consolidated Financial Statements

(Unaudited)

Going Concern Consideration

As of June 30, 2024, the Company had cash of $4,895 and a working deficit of $2,353,161. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of an initial business combination.

The Company’s cash and working capital as of June 30, 2024, are not sufficient to complete its planned activities to consummate an initial business combination for the upcoming year. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete an initial business combination by the Combination Deadline, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate an initial business combination will be successful by the Combination Deadline. As a result, management has determined that such additional conditions also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

Aimfinity Investment Corp. I
Notes To Consolidated Financial Statements

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $4,895 and $4,989 in cash as of June 30, 2024 and December 31, 2023, respectively. The Company had no cash equivalents as of June 30, 2024 and December 31, 2023.

Investments held in Trust Account

As of June 30, 2024 and December 31, 2023, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

Aimfinity Investment Corp. I
Notes To Consolidated Financial Statements

(Unaudited)

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2024 and December 31, 2023, Class A ordinary shares subject to possible redemption are presented at redemption value of $11.46 and $11.02 per share, respectively, as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Net income (loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less interest and dividend income and unrealized gain or loss on investments in the Trust Account less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the Public Shareholders. As of June 30, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then shared in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Net income (loss)	$438,510	$640,387	$877,374	$1,319,926
Accretion of carrying value to redemption value	(750,206)	(938,373)	(1,573,590)	(1,766,604)
Net loss including accretion of carrying value of Redemption value	$(311,696)	$(297,986)	$(696,216)	$(446,678)

	For the Three Months Ended		For the Three Months Ended
	June 30, 2024		June 30, 2023
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(184,117)	$(127,579)	$(227,276)	$(70,710)
Accretion of carrying value to redemption value	750,206	-	938,373	-
Allocation of net income/(loss)	$566,089	$(127,579)	$711,097	$(70,710)

Denominators:
Weighted-average shares outstanding	3,614,392	2,504,500	8,050,000	2,504,500
Basic and diluted net income/ (loss) per share	$0.16	$(0.05)	$0.09	$(0.03)

Aimfinity Investment Corp. I
Notes To Consolidated Financial Statements

(Unaudited)

	For the Six Months Ended		For the Six Months Ended
	June 30, 2024		June 30, 2023
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(419,383)	$(276,833)	$(340,685)	$(105,993)
Accretion of carrying value to redemption value	1,573,590	-	1,766,604	-
Allocation of net income/(loss)	$1,154,207	$(276,833)	$1,425,919	$(105,993)

Denominators:
Weighted-average shares outstanding	3,794,137	2,504,500	8,050,000	2,504,500
Basic and diluted net income/ (loss) per share	$0.30	$(0.11)	$0.18	$(0.04)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of June 30, 2024 and December 31, 2023, approximately $0 respectively, was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

Aimfinity Investment Corp. I
Notes To Consolidated Financial Statements

(Unaudited)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

Note 3 — Investment Held in Trust Account

As of June 30, 2024 and December 31, 2023, assets held in the Trust Account were comprised of $35,683,308 and $43,794,663, respectively, in money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30 2024	December 31, 2023
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$35,683,308	$43,794,663
Total	1	$35,683,308	$43,794,663

Aimfinity Investment Corp. I
Notes To Consolidated Financial Statements

(Unaudited)

Note 4 — Initial Public Offering

Pursuant to the IPO on April 28, 2022, the Company sold 8,050,000 Public Units at $10.00 per Public Unit, generating gross proceeds of $80,500,000. Each Public Unit consists of one Public Share and one Class 1 warrant and one-half of one Class 2 warrant. The Company will not issue fractional shares. As a result, the warrants must be exercised in multiples of one whole warrant. Each whole warrant entitles the holder thereof to purchase one share of the Company’s Public Share at a price of $11.50 per share, and only whole warrants are exercisable. The warrants will become exercisable on the later of 30 days after the completion of the initial business combination or 12 months from the closing of the IPO, and will (except for Class 2 Warrants embedded in the Public Shares that are redeemed prior to the consummation of the initial business combination, which Class 2 warrant will be forfeited and cancelled upon redemption of such shares) expire five years after the completion of the initial business combination or earlier upon redemption or liquidation. As a result, if the Public Shareholders redeem their Public Shares prior to the consummation of the initial business combination, the embedded Class 2 warrant will be forfeited and cancelled.

The Class 1 and Class 2 warrants have similar terms, except that following June 14, 2022, the 52nd day following the effective date of the IPO, the holders of the Public Units have the option to separate the Public Units into one Class 1 warrant and one new units of the Company (the “New Units”, with each consisted of one Class A ordinary share and one-half of one Class 2 warrant), and to have the Class 1 warrants and new Units separately traded on the Nasdaq Global Market. The holders of the New Units resulting from such separation will not have the option to separate such New Units into its components, the Class A ordinary shares and the Class 2 warrants, for separate trading until consummation of the initial business combination.

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

As of June 30, 2024 and December 31, 2023, the amounts of ordinary shares reflected on the balance sheet are reconciled in the following table.

Ordinary shares subject to possible redemption, December 31, 2022	$82,735,662
Less:
Redemptions	(42,717,716)
Plus:
Extension funds attributable to ordinary shares subject to redemption	510,000
Accretion of carrying value to redemption value	3,266,717
Ordinary shares subject to possible redemption, December 31, 2023	$43,794,663
Less:
Redemptions	(9,684,945)
Plus:
Extension funds attributable to ordinary shares subject to redemption	435,000
Accretion of carrying value to redemption value	1,138,590
Ordinary shares subject to possible redemption, June 30, 2024	$35,683,308

Aimfinity Investment Corp. I
Notes To Consolidated Financial Statements

(Unaudited)

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

Note 6 — Related Party Transactions

Founder Shares

On December 4, 2021 the Sponsor acquired 2,875,000 Class B ordinary shares, par value $0.0001 per share, of the Company (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.009 per share. On March 18, 2022, the Sponsor surrendered to the Company for cancellation 862,500 Founder Shares for no consideration, resulting in the Company’s initial shareholders holding an aggregate of 2,012,500 Class B ordinary shares, or approximately $0.012 per share. As of June 30, 2024 and December 31, 2023, there were 2,012,500 Founder Shares issued and outstanding.

On March 29, 2022, the Sponsor transferred 20,000 Founder Shares to the Chief Financial Officer of the Company and 60,000 Founder Shares to certain members of the board of directors. If the officer and director nominee do not become an officer or director of the Company at the time of the Company’s initial public offering, is removed from office as director, or voluntarily resigns his position with the Company before a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company (“the Triggering Event”), all of such shares shall be returned to Sponsor. Further, considering that in case an initial business combination does not occur these awards will be forfeited, it was deemed that the above terms result in the vesting provision whereby the share awards would vest only upon the consummation of an initial business combination or change of control event. As a result, any compensation expense in relation to these grants will be recognized at the Triggering Event. As a result, the Company recorded no compensation expense for the six months ended June 30, 2024 and 2023.

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

As of June 30, 2024, the Company determined that an initial business combination is not considered probable, and therefore, no stock-based compensation expense has been recognized. Total unrecognized compensation expense related to unvested Founder Shares as of June 30, 2024 amounted to approximately $111,744 and is expected to be recognized upon the Triggering Event.

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

Aimfinity Investment Corp. I
Notes To Consolidated Financial Statements

(Unaudited)

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

Extension Loans — Related Party

As of June 30, 2024 and December 31, 2023, a total of $945,000 and $510,000 were deposited into the Trust Account for the Public Shareholders, resulting in extensions of the period of time the Company has to consummate the initial business combination by July 28, 2024.

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

The payee of the Notes has the right, but not the obligation, to convert the Promissory Note, in whole or in part, respectively, into working capital units of the Company, that are identical to the Private Placement Units issued by the Company in the private placement consummated simultaneously with the Company’s initial public offering. The number of working capital units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

As of June 30, 2024 and December 31, 2023, the Company has an outstanding loan balance of $945,000 and $510,000, respectively.

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

As of June 30, 2024 and December 31, 2023, the Company had $0 and $31,572, respectively, payable to the Sponsor. This payable is non-interest bearing, unsecured and is due on demand.

Working Capital Loans

On December 8, 2023 and on April 4, 2024, the Company issued two promissory note to I-Fa Chang, as the designee, sole member and manager of the Sponsor, under which I-Fa Chang agreed to loan the Company up to $1,000,000 to be used for a portion of the working capital. This loan is non-interest bearing, unsecured and is due at the earlier of (1) the date on which the Company consummates its initial business combination or (2) the date on which the Company liquidates and dissolves. I-Fa Chang, as the payee, has the right, but not the obligation, to convert the note, in whole or in part, into Private Placement Units of the Company, that are identical to the Private Placement Units issued by the Company in the Private Placement consummated simultaneously with the Company’s IPO, subject to certain exceptions, as described in the IPO Prospectus, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the initial business combination. The number of Private Placement Units to be received by I-Fa Chang in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to I-Fa Chang by (y) $10.00.

As of June 30, 2024 and December 31, 2023, the balance of the working capital loan are $921,428 and $500,000, respectively.

Aimfinity Investment Corp. I
Notes To Consolidated Financial Statements

(Unaudited)

Note 7 — Commitments & Contingencies

Registration Rights

The holders of the Founder Shares, private placement shares and private placement warrants, including any of those issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the private placement warrants that may be issued upon conversion of working capital loans) are entitled to registration rights pursuant to a certain registration and shareholder rights agreement dated April 25, 2022. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statement filed after the completion of the initial business combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period, which occurs (i) in the case of the Founder Shares, and (ii) in the case of the private placement units and the respective Class A ordinary shares underlying such units, 30 days after the completion of the initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statement. In addition, pursuant to the registration and shareholder rights agreement, the Company’s Sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to the Company’s board of directors, as long as the Sponsor holds any securities covered by the registration and shareholder rights agreement.

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

Note 8 — Shareholders’ (Deficit) Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were 492,000 issued and outstanding (excluding 3,112,998 and 3,973,882 shares subject to possible redemption, respectively).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On December 4, 2021, the Company issued 2,875,000 Class B ordinary shares. On March 18, 2022, the Sponsor surrendered to the Company for cancellation 862,500 Class B ordinary shares for no consideration, resulting in the Company’s initial shareholders holding an aggregate of 2,012,500 so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after IPO. As of June 30, 2024 and December 31, 2023, there were 2,012,500 Class B ordinary shares issued and outstanding.

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

(Unaudited)

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

As of June 30, 2024 and December 31, 2023, 8,542,000 Class 1 warrant and 2,232,941 Class 2 warrant are outstanding (including 492,000 Class 1 warrant and 246,000 Class 2 warrant underlying the Private Placement Units), The Company will account for warrants as equity instruments in accordance with ASC 815, Derivatives and Hedging, based on the specific terms of the warrant agreement.

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

On July 28, 2024, an aggregate of $60,000 was deposited into the Trust Account for the Public Shareholders, resulting in an extension of the period of time the Company has to consummate the initial business combination by one month from July 28, 2024 to August 28, 2024.

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

Amendment No. 1 to the Business Combination Agreement

On April 5, 2024, we, Purchaser, Merger Sub and Target entered into an amendment to the Business Combination Agreement (the “Amendment No. 1”) to modify the composition of PubCo’s board of directors upon and immediately following the completion of the Business Combination.

Before Amendment No. 1 was adopted, the Business Combination Agreement provides that, upon and immediately following the closing of the Business Combination, PubCo’s board of directors shall consist of five (5) directors, among which four (4) directors will be designated by the Sponsor, until the second general meeting of shareholders of PubCo, and one (1) director will be designated by the Target until the first general meeting of shareholders of PubCo.

Pursuant to the Amendment No. 1, upon and immediately following the closing of the Business Combination, PubCo’s board of directors shall consist of five (5) directors, among which three (3) directors will be designated by the Target until the first general meeting of shareholders of PubCo, and two (2) directors will be designated by the Sponsor until the second general meeting of shareholders of PubCo.

Extensions

Following the closing of the IPO, under the Company’s then-effective amended and restated memorandum and articles of association, the Company would have until July 28, 2023 (or January 28, 2024 if the Company extends the period of time to consummate an initial business combination) to consummate an initial business combination. On July 27, 2023, the Company held an extraordinary general meeting of shareholders (the “First EGM”). At the First EGM, the shareholders of the Company, by special resolution, approved the proposal to amend the Company’s then effective amended and restated memorandum and articles of association (the “First Charter Amendment”) to (i) allow the Company until July 28, 2023 to consummate an initial business combination, and to (ii) elect to extend the period to consummate an initial business combination up to nine times, each by an additional one-month period, for a total of up to nine months to April 28, 2024, by depositing to the Company’s Trust Account the amount lesser of (i) $85,000 for each one-month extension or (ii) $0.04 for each Public Share for each one-month extension (the “First Charter Amendment Proposal”). Under Cayman Islands law, the First Charter Amendment took effect upon approval of the First Charter Amendment Proposal by the shareholders at the First EGM. Pursuant to the First Charter Amendment, a total of 9 one-month extensions, each in the amount of $85,000 (each, a “First Charter Amendment Monthly Extension”), were sought by the Company, with a total of $765,000 deposited by the Sponsor or its designee to the Trust Account, extending the Combination Deadline from July 28, 2023 to April 28, 2024.

On April 23, 2024, the Company held a second extraordinary general meeting of shareholders (the “Second EGM”). At the Second EGM, the shareholders of the Company, by special resolution, approved the proposal to amend the Company’s then-effective amended and restated memorandum and articles of association (the “Second Charter Amendment”) to (i) allow the Company until April 28, 2024 to consummate an initial business combination, and to (ii) elect to extend the period to consummate an initial business combination up to nine times, each by an additional one-month period (each a “Second Charter Amendment Monthly Extension”), for a total of up to nine months to January 28, 2025 (the “Combination Deadline”), by depositing to the Company’s Trust Account the amount lesser of (i) $60,000 for each one-month extension or (ii) $0.035 for each Public Share for each one-month extension (the “Second Charter Amendment Monthly Extension”). On April 27, 2024, the Company filed the Second Charter Amendment with the Registrar of Companies of the Cayman Islands.

As of the date hereof, the Company made 3 payments for three Second Charter Amendment Monthly Extensions into Trust Account for the Public Shareholders each time in an aggregate of $60,000, resulting in an extension of the Combination Deadline by August 28, 2024.

For each payment in connection with the First Charter Amendment Monthly Extension or the Second Charter Amendment Monthly Extension, on the date such payment was deposited to the Company’s Trust Account, we issued an unsecured promissory note to I-Fa Chang to evidence the payments made by him for the deposit of such payment (in the amount of $85,000 or $60,000), as the case may be (in each case, a “Monthly Extension Note”).

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

Entry into Material Definitive Agreement

On April 5, 2024, we, Purchaser, Merger Sub and Docter Inc. entered into an amendment to the Business Combination Agreement (the “Amendment No. 1”) to modify the composition of PubCo ’s board of directors upon and immediately following the completion of the Business Combination.

Pursuant to the Amendment No. 1, upon and immediately following the closing of the Business Combination, PubCo’s board of directors shall consist of five (5) directors, among which three (3) directors will be designated by Docter until the first general meeting of shareholders of PubCo, and two (2) directors will be designated by the Sponsor until the second general meeting of shareholders of PubCo.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 26, 2021 (inception) to June 30, 2024 were organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We may generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an Initial Business Combination.

For the three months ended June 30, 2024, we had a net income of $438,510 which consisted of interest income of $570,206 on investments held in Trust Account which was offset by operating cost of $131,696.

For the three months ended June 30, 2023, we had a net income of $640,387 which consisted of interest income of $938,373 on investments held in Trust Account which was offset by operating cost of $297,986.

For the six months ended June 30, 2024, we had a net income of $877,374 which consisted of interest income of $1,138,590 on investments held in Trust Account which was offset by operating cost of $261,216.

For the six months ended June 30, 2023, we had a net income of $1,319,926 which consisted of interest income of $1,766,604 on investments held in Trust Account which was offset by operating cost of $446,678.

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

As of June 30, 2024, $35,683,308 was held in the Trust Account in money market funds, which are invested in U.S. Treasury Securities. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Initial Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete an Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of June 30, 2024, the Company, had $921,428 borrowings under the working capital loans.

As of June 30, 2024 the Company had cash of $4,895 and a working capital deficiency of $2,353,161.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer and General Counsel carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our Chief Executive Officer and General Counsel concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES.

For each First Charter Amendment Monthly Extension or Second Charter Amendment Monthly Extension, on the date such payment was deposited to the Company’s Trust Account, we issued an unsecured promissory note to I-Fa Chang to evidence the payments made by him for the deposit of such payment (in the amount of $85,000 or $60,000), as the case may be (in each case, a “Monthly Extension Note”).

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
10.1

Promissory Note, dated May 28, 2024, issued by Aimfinity Investment Corp. I to I-Fa Chang (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on May 28, 2024)

10.2	Amendment No. 1 to the Agreement and Plan of Merger, dated June 5, 2024, by and between Aimfinity Investment Corp. I, Aimfinity Investment Merger Sub I, Aimfinity Investment Merger Sub II, Inc., and Docter Inc (incorporated herein by reference to Exhibit 1.1 to Form 8-K as filed with the Securities and Exchange Commission on June 6, 2024)

10.3	Promissory Note, dated June 28, 2024, issued by Aimfinity Investment Corp. I to I-Fa Chang (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on June 28, 2024)

10.4	Promissory Note, dated July 28, 2024, issued by Aimfinity Investment Corp. I to I-Fa Chang (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on July 29, 2024)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aimfinity Investment Corp. I

Date: August 13, 2024	By:	/s/ I-Fa Chang
I-Fa Chang
Chief Executive Officer

Aimfinity Investment Corp. I

Date: August 13, 2024	By:	/s/ Xuedong (Tony) Tian
Xuedong (Tony) Tian
Chief Financial Officer