Form 10-Q
period 2024-09-30
Aimfinity Investment Corp. I
filed 2024-11-01
CIK 1903464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 31, 2024, there were 3,604,998 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 2,012,500 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

AIMFINITY INVESTMENT CORP. I

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AIMFINITY INVESTMENT CORP. I

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	SEPTEMBER 30, 2024	DECEMBER 31, 2023
Assets
Current assets:
Cash	$4,895	$4,989
Prepaid expenses	20,250	13,070
Total current assets	25,145	18,059

Cash held in Trust Account	36,327,836	43,794,663
Total Assets	$36,352,981	$43,812,722

Liabilities, Temporary Equity, and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$860,886	$633,432
Payable - related party	-	31,572
Working Capital Loan - related party	1,012,159	500,000
Extension Loan - related party	1,125,000	510,000
Total Current Liabilities	2,998,045	1,675,004

Deferred underwriters’ discount	2,817,500	2,817,500
Total Liabilities	5,815,545	4,492,504

Commitments and Contingencies

Ordinary shares subject to possible redemption,3,112,998 and 3,973,882 shares at redemption value of $11.67 and $11.02 per share as of September 30, 2024 and December 31, 2023, respectively	36,327,836	43,794,663

Shareholders’ Deficit:
Preference shares, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 492,000 and 492,000 issued and outstanding (excluding 3,112,998 and 3,973,882 shares subject to possible redemption as of September 30, 2024 and December 31, 2023, respectively)	49	49
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 2,012,500 shares issued and outstanding	201	201
Additional paid-in capital	-	-
Accumulated deficit	(5,790,650)	(4,474,695)
Total Shareholders’ Deficit	(5,790,400)	(4,474,445)
Total Liabilities, Temporary Equity and Shareholders’ Deficit	$36,352,981	$43,812,722

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AIMFINITY INVESTMENT CORP. I

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Formation and operating costs	$439,739	$397,927	$700,955	$844,605
Loss from Operations	(439,739)	(397,927)	(700,955)	(844,605)

Other income:
Interest earned on investment held in Trust Account	464,528	938,777	1,603,118	2,705,381

Net Income	$24,789	$540,850	$902,163	$1,860,776

Basic and diluted weighted ordinary average shares outstanding, subject to possible redemption	3,112,998	6,632,220	3,565,433	7,572,213
Basic and diluted net income per ordinary shares subject to possible redemption	$0.10	$0.11	$0.41	$0.28
Basic and diluted weighted average ordinary shares outstanding	2,504,500	2,504,500	2,504,500	2,504,500
Basic and diluted net loss per ordinary share attributable to Aimfinity Investment LLC	$(0.11)	$(0.01)	$(0.22)	$(0.11)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AIMFINITY INVESTMENT CORP. I

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

	For The Nine Months Ended September 30, 2024
			Ordinary Shares				Additional		Total
	Preference shares		Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	-	$-	492,000	$49	2,012,500	$201	$-	$(4,474,695)	$(4,474,445)
Extension funds attributable to ordinary shares subject to redemption	-	-	-	-	-	-	-	(255,000)	(255,000)
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(568,384)	(568,384)
Net Income	-	-	-	-	-	-	-	438,864	438,864
Balance as of March 31, 2024	-	-	492,000	49	2,012,500	201	-	(4,859,215)	(4,858,965)
Extension funds attributable to ordinary shares subject to redemption	-	-	-	-	-	-	-	(180,000)	(180,000)
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(570,206)	(570,206)
Net Income	-	-	-	-	-	-	-	438,510	438,510
Balance as of June 30, 2024	-	$-	492,000	$49	2,012,500	$201	$-	$(5,170,911)	$(5,170,661)
Extension funds attributable to ordinary shares subject to redemption	-	-	-	-	-	-	-	(180,000)	(180,000)
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(464,528)	(464,528)
Net Income	-	-	-	-	-	-	-	24,789	24,789
Balance as of September 30, 2024	-	$-	492,000	$49	2,012,500	$201	$-	$(5,790,650)	$(5,790,400)

	For the Nine Months Ended September 30, 2023
			Ordinary Shares				Additional		Total
	Preference shares		Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	-	$-	49,200	$49	2,012,500	$201	$-	$(2,763,260)	$(2,763,010)
Settlement of deferred offering costs	-	-	-	-	-	-	-	150,168	150,168
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(828,231)	(828,231)
Net Income	-	-	-	-	-	-	-	679,539	679,539
Balance as of March 31, 2023	-	-	49,200	49	2,012,500	201	-	(2,761,784)	(2,761,534)
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(938,373)	(938,373)
Net Income	-	-	-	-	-	-	-	640,387	640,387
Balance as of June 30, 2023	-	$-	49,200	$49	2,012,500	$201	$-	$(3,059,770)	$(3,059,520)
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(1,193,777)	(1,193,777)
Net Income	-	-	-	-	-	-	-	540,850	540,850
Balance as of September 30, 2023	-	$-	49,200	$49	2,012,500	$201	$-	$(3,712,697)	$(3,712,447)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AIMFINITY INVESTMENT CORP. I

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Cash Flows from Operating Activities:
Net income	$902,163	$1,860,776
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(1,603,118)	(2,705,381)
Changes in operating assets and liabilities:
Prepaid expenses	(7,180)	100,133
Accrued expense	227,454	39,402
Net cash used in operating activities	(480,681)	(705,070)

Cash Flows from Investing Activities:
Investment of Cash in Trust Account	(615,000)	-
Withdraw of investment held in trust account	9,684,945	42,717,717
Net cash used in investing activities	9,069,945	42,717,717

Cash Flows from Financing Activities:
Ordinary shares redemption	(9,684,945)	(42,717,717)
Proceeds from extension loan	615,000	-
Proceeds from working capital loan	480,587	-
Net cash provided in financing activities	(8,589,358)	(42,717,717)

Net Change in Cash	(94)	(705,070)

Cash at beginning of period	4,989	710,573
Cash at end of period	$4,895	$5,503

Supplemental Disclosure of Non-cash Financing Activities
Payable – related party paid expenses on behalf of the Company	$-	$261,880
Extension funds attributable to ordinary shares subject to redemption	$615,000	$255,000
Accretion of carrying value to redemption value	$1,603,118	$2,960,381

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

As of September 30, 2024, the Company had not commenced any operations. The Company’s only activities from July 26, 2021 (inception) to September 30, 2024 were organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO (as defined below).

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

Transaction costs amounted to $5,117,607, consisting of $4,427,500 of underwriting fees and $690,107 of other offering costs. As of September 30, 2024 and December 31, 2023, cash of $4,895   and $4,989 respectively, were held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

For the nine months ended September 30, 2024, a total of $615,000 was deposited into the Trust Account for the Public Shareholders, resulting in extensions of the period of time the Company has to consummate the initial business combination by October 28, 2024.

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

Aimfinity Investment Corp. I
Notes To Consolidated Financial Statements

(Unaudited)

On April 5, 2024, we, Purchaser, Merger Sub and Target entered into an amendment to the Business Combination Agreement (the “Amendment No. 1”) to modify the composition of PubCo’s board of directors upon and immediately following the completion of the Business Combination.

Going Concern Consideration

As of September 30, 2024, the Company had cash of $4,895 and a working deficit of $2,972,900. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of an initial business combination.

The Company’s cash and working capital as of September 30, 2024, are not sufficient to complete its planned activities to consummate an initial business combination for the upcoming year. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete an initial business combination by the Combination Deadline, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate an initial business combination will be successful by the Combination Deadline. As a result, management has determined that such additional conditions also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $4,895 and $4,989 in cash as of September 30, 2024 and December 31, 2023, respectively. The Company had no cash equivalents as of September 30, 2024 and December 31, 2023.

Investments held in Trust Account

As of September 30, 2024 and December 31, 2023, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

Aimfinity Investment Corp. I
Notes To Consolidated Financial Statements

(Unaudited)

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2024 and December 31, 2023, ordinary shares subject to possible redemption are presented at redemption value of $11.67 and $11.02 per share, respectively, as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Ordinary Shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Net income (loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less interest and dividend income and unrealized gain or loss on investments in the Trust Account less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the Public Shareholders. As of September 30, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then shared in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Net income	$24,789	$540,850	$902,163	$1,860,776
Accretion of carrying value to redemption value	(644,528)	(1,193,777)	(2,218,118)	(2,960,381)
Net loss including accretion of carrying value of Redemption value	$(619,739)	$(652,927)	$(1,315,955)	$(1,099,605)

	For the Three Months Ended		For the Three Months Ended
	September 30, 2024		September 30, 2023
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(343,435)	$(276,304)	$(473,951)	$(178,976)
Accretion of carrying value to redemption value	644,528	-	1,193,777	-
Allocation of net income/(loss)	$301,093	$(276,304)	$719,826	$(178,976)

Denominators:
Weighted-average shares outstanding	3,112,998	2,504,500	6,632,220	2,504,500
Basic and diluted net income/ (loss) per share	$0.10	$(0.11)	$0.11	$(0.07)

Aimfinity Investment Corp. I
Notes To Consolidated Financial Statements

(Unaudited)

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2024		September 30, 2023
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(772,982)	$(542,973)	$(826,305)	$(273,300)
Accretion of carrying value to redemption value	2,218,118	-	2,960,381	-
Allocation of net income/(loss)	$1,445,136	$(542,973)	$2,134,076	$(273,300)

Denominators:
Weighted-average shares outstanding	3,565,433	2,504,500	7,572,213	2,504,500
Basic and diluted net income/ (loss) per share	$0.41	$(0.22)	$0.28	$(0.11)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of September 30, 2024 and December 31, 2023, approximately $0 respectively, was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

Aimfinity Investment Corp. I
Notes To Consolidated Financial Statements

(Unaudited)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

Note 3 — Investment Held in Trust Account

As of September 30, 2024 and December 31, 2023, assets held in the Trust Account were comprised of $36,327,836 and $43,794,663, respectively, in money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30 2024	December 31, 2023
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$36,327,836	$43,794,663
Total	1	$36,327,836	$43,794,663

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

As of September 30, 2024   and December 31, 2023, the amounts of ordinary shares reflected on the balance sheet are reconciled in the following table.

Ordinary shares subject to possible redemption, December 31, 2023	$43,794,663
Less:
Redemptions	(9,684,945)
Plus:
Extension funds attributable to ordinary shares subject to redemption	615,000
Accretion of carrying value to redemption value	1,603,118
Ordinary shares subject to possible redemption, September 30, 2024	$36,327,836

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

Aimfinity Investment Corp. I
Notes To Consolidated Financial Statements

(Unaudited)

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

Note 6 — Related Party Transactions

Founder Shares

On December 4, 2021 the Sponsor acquired 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. On March 18, 2022, the Sponsor surrendered to the Company for cancellation 862,500 founder shares for no consideration, resulting in the Company’s initial shareholders holding an aggregate of 2,012,500 Class B ordinary shares, or approximately $0.012 per share. As of September 30, 2024 and December 31, 2023, there were 2,012,500 founder shares issued and outstanding.

On March 29, 2022, the Sponsor transferred 20,000 founder shares to the Chief Financial Officer of the Company and 60,000 founder shares to certain members of the board of directors. If the officer and director nominee do not become an officer or director of the Company at the time of the Company’s initial public offering, is removed from office as director, or voluntarily resigns his position with the Company before a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination involving the Company (“the Triggering Event”), all of such shares shall be returned to Sponsor. Further, considering that in case an initial business combination does not occur these awards will be forfeited, it was deemed that the above terms result in the vesting provision whereby the share awards would vest only upon the consummation of an initial business combination or change of control event. As a result, any compensation expense in relation to these grants will be recognized at the Triggering Event. As a result, the Company recorded no compensation expense for the nine months ended September 30, 2024 and 2023.

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

As of September 30, 2024, the Company determined that an initial business combination is not considered probable, and therefore, no stock-based compensation expense has been recognized. Total unrecognized compensation expense related to unvested founder shares as of September 30, 2024 amounted to approximately $111,744 and is expected to be recognized upon the Triggering Event.

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

Extension Loans — Related Party

As of September 30, 2024 and December 31, 2023, a total of $1,125,000 and $510,000 were deposited into the Trust Account for the public shareholders, resulting in extensions of the period of time the Company has to consummate the initial business combination by October 28, 2024.

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

As of September 30, 2024 and December 31, 2023, the Company has an outstanding loan balance of $1,125,000 and $510,000, respectively.

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

As of September 30, 2024 and December 31, 2023, the Company had $0 and $31,572, respectively, payable to the Sponsor. This payable is non-interest bearing, unsecured and is due on demand.

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

As of September 30, 2024 and December 31, 2023, the balance of the working capital loan are $1,012,159 and $500,000, respectively.

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

Note 8 — Shareholders’ (Deficit) Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, there were 492,000 issued and outstanding (excluding 3,112,998 and 3,973,882 shares subject to possible redemption, respectively).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On December 4, 2021, the Company issued 2,875,000 Class B ordinary shares. On March 18, 2022, the Sponsor surrendered to the Company for cancellation 862,500 Class B ordinary shares for no consideration, resulting in the Company’s initial shareholders holding an aggregate of 2,012,500 so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after IPO. As of September 30, 2024 and December 31, 2023, there were 2,012,500 Class B ordinary shares issued and outstanding.

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

As of September 30, 2024 and December 31, 2023, 8,542,000 Class 1 Warrants and 2,232,941 Class 2 Warrants are outstanding (including 492,000 Class 1 Warrants and 246,000 Class 2 Warrants underlying the Private Placement Units), The Company will account for warrants as equity instruments in accordance with ASC 815, Derivatives and Hedging, based on the specific terms of the warrant agreement.

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

Backstop Agreement

On October 16, 2024, the Company, Purchaser, and Family Inheritance Consulting (H.K.) Limited (“Backstop Investor”), entered into a certain backstop agreement, under which the Backstop Investor agrees to purchase, and the Investor agrees to purchase, at the request of the Company, Class A ordinary shares, par value $0.0001 per share, of the Company, at a price of $10.00 per share in the aggregated purchase price (the “Purchase Price”) no less than the minimum amount of cash (the “Commitment”) resulting in the net tangible assets of the Purchaser upon the closing of the Business Combination being no less than $5,000,001 in accordance with the requests of the redemption that it has received in connection with the Business Combination immediately prior to the cut-off time to accept redemption request as set forth in its amended and restated memorandum and articles of association (the “Redemption Requests”), if and only if the Company reasonably believes that redemptions by public shareholders of the Company in connection with the Business Combination will result in the net tangible assets of the Purchaser upon the closing of the Business Combination being less than $5,000,001 based on the Redemption Requests. In connection with such purchase, the Investor waives redemption rights associated with the purchased shares, and shall receive the same numbers of ordinary shares of the Purchaser, par value $0.0001 per share, upon the closing of the Business Combination.

Aimfinity Investment Corp. I
Notes To Consolidated Financial Statements

(Unaudited)

Working Capital Loans – Related party

On October 21, 2024, the Company issued a promissory note to I-Fa Chang, as the designee, sole member and manager of the Sponsor, under which I-Fa Chang agreed to loan the Company up to $1,500,000 to be used for a portion of the working capital.

This loan is non-interest bearing, unsecured and is due at the earlier of (1) the date on which the Company consummates its initial business combination or (2) the date on which the Company liquidates and dissolves. Mr. Chang, as the payee, has the right, but not the obligation, to convert the note, in whole or in part, into Private Placement Units of the Company, that are identical to the Private Placement Units issued by the Company in the Private Placement consummated simultaneously with the Company’s IPO, subject to certain exceptions, as described in the IPO Prospectus, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Initial Business Combination. The number of Private Placement Units to be received by Mr. Chang in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to Mr. Chang by (y) $10.00.

Extension Note

On October 28, 2024, the Company issued an unsecured promissory note of $60,000 (the “Note”) to I-Fa Chang, a member and manager of Aimfinity Investment LLC, the sponsor of the company (the “Sponsor”), as the Sponsor’s designee, to evidence the payments made for $60,000 (the “New Monthly Extension Payment”) to the Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial business combination by one month from October 28, 2024 to November 28, 2024 (the “New Extension”). The New Extension is the seventh of the up to nine Monthly Extensions permitted under the amended Charter.

The Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s business combination (the “Business Combination”) or (ii) the date of expiry of the term of the Company (the “Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) an enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the Note may be accelerated.

The payee of the Note, Mr. Chang, has the right, but not the obligation, to convert the Promissory Note, in whole or in part, respectively, into private units (the “Private Units”) of the Company, that are identical to The Private Units issued by the Company in the private placement consummated simultaneously with the Company’s initial public offering, subject to certain exceptions, as described in the final prospectus of the Company (File Number: 333-263874), by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Business Combination. The number of Private Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

The issuance of the Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

At the effective time of the Acquisition Merger (the “Effective Time”), which shall take place one business after the Reincorporation Merger Effective Time, by virtue of the Acquisition Merger and without any action on the part of us, PubCo, Merger Sub, the Target or the stockholders of the Target immediately prior to the Effective Time (collectively, the “Pre-Closing Target Stockholders”), each Target stockholder’s shares of common stock of the Target (“Target Shares”) issued and outstanding immediately prior to the Effective Time (except certain excluded shares) will be canceled and automatically converted into the right to receive, without interest, the applicable portion of the Closing Payment Shares (as defined below) as set forth in the Closing Consideration Spreadsheet (as defined in the Business Combination Agreement) on a pro rata basis based on the number of Target Shares held by them as of immediately prior to the Effective Time. “Closing Payment Shares” means 6,000,000 PubCo Ordinary Shares, which are equal or equivalent in value to the sum of $60,000,000 divided by $10.00 per share.

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

As of the date hereof, the Company made 6 payments for three Second Charter Amendment Monthly Extensions into Trust Account for the Public Shareholders each time in an aggregate of $60,000, resulting in an extension of the Combination Deadline by November 28, 2024.

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

Amendment No. 1

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

Backstop Agreement

On October 16, 2024, the Company, Purchaser, and Family Inheritance Consulting (H.K.) Limited (“Backstop Investor”), entered into a certain backstop agreement, under which the Backstop Investor agrees to purchase, and the Investor agrees to purchase, at the request of the Company, Class A ordinary shares, par value $0.0001 per share, of the Company, at a price of $10.00 per share in the aggregated purchase price (the “Purchase Price”) no less than the minimum amount of cash (the “Commitment”) resulting in the net tangible assets of the Purchaser upon the closing of the Business Combination being no less than $5,000,001 in accordance with the requests of the redemption that it has received in connection with the Business Combination immediately prior to the cut-off time to accept redemption request as set forth in its amended and restated memorandum and articles of association (the “Redemption Requests”), if and only if the Company reasonably believes that redemptions by public shareholders of the Company in connection with the Business Combination will result in the net tangible assets of the Purchaser upon the closing of the Business Combination being less than $5,000,001 based on the Redemption Requests. In connection with such purchase, the Investor waives redemption rights associated with the purchased shares, and shall receive the same numbers of ordinary shares of the Purchaser, par value $0.0001 per share, upon the closing of the Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 26, 2021 (inception) to September 30, 2024 were organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for an Initial Business Combination and to complete the Business Combination with Docter, Inc. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We may generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an Initial Business Combination.

For the three months ended September 30, 2024, we had a net income of 24,789 which consisted of interest income of $464,528 on investments held in Trust Account which was offset by operating cost of $439,739.

For the three months ended September 30, 2023, we had a net income of $540,850 which consisted of interest income of $938,777 on investments held in Trust Account which was offset by operating cost of $397,927.

For the nine months ended September 30, 2024, we had a net income of $902,163 which consisted of interest income of $1,603,118 on investments held in Trust Account which was offset by operating cost of $700,955.

For the nine months ended September 30, 2023, we had a net income of $1,860,776 which consisted of interest income of $2,705,381 on investments held in Trust Account which was offset by operating cost of $844,605.

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

As of September 30, 2024, $36,327,836 was held in the Trust Account in money market funds, which are invested in U.S. Treasury Securities. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Initial Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete an Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

On October 21, 2024, the Company issued a promissory note to I-Fa Chang, as the designee, sole member and manager of the Sponsor, under which I-Fa Chang agreed to loan the Company up to $1,500,000 to be used for a portion of the working capital. This loan is non-interest bearing, unsecured and is due at the earlier of (1) the date on which the Company consummates its initial business combination or (2) the date on which the Company liquidates and dissolves. I-Fa Chang, as the payee, has the right, but not the obligation, to convert the note, in whole or in part, into Private Placement Units of the Company, that are identical to the Private Placement Units issued by the Company in the Private Placement consummated simultaneously with the Company’s IPO, subject to certain exceptions, as described in the IPO Prospectus, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Initial Business Combination. The number of Private Placement Units to be received by I-Fa Chang in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to I-Fa Chang by (y) $10.00.

As of September 30, 2024, the Company, had $1,012,159 borrowings under the working capital loans.

As of September 30, 2024 the Company had cash of $4,895 and a working capital deficiency of $2,972,900.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September   30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer and General Counsel carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation, our Chief Executive Officer and General Counsel concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

Changes in Internal Control Over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to include risk factors in this Report. However, factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Prospectus, our annual report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”) as filed with the SEC on April 12, 2024, and in a proxy statement/prospectus in connection with the Docter Business Combination on the Form F-4 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Prospectus and Annual Report.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
10.1	Promissory Note, dated August 27, 2024, issued by Aimfinity Investment Corp. I to I-Fa Chang (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on August 28, 2024)

10.2	Promissory Note, dated September 27, 2024, issued by Aimfinity Investment Corp. I to I-Fa Chang (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on September 27, 2024)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aimfinity Investment Corp. I

Date: November 1, 2024	By:	/s/ I-Fa Chang
I-Fa Chang
Chief Executive Officer

Aimfinity Investment Corp. I

Date: November 1, 2024	By:	/s/ Xuedong (Tony) Tian
Xuedong (Tony) Tian
Chief Financial Officer