Form 10-K
period 2024-12-31
Aimfinity Investment Corp. I
filed 2025-04-15
CIK 1903464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, computed as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was $50,643,101.88, based on the trading price of the New Units (AIMBU) of the registrant on that date. The registrant’s units commenced public trading on the Nasdaq Stock Market LLC on April 26, 2022, and its new units and class 1 redeemable warrants commenced separate public trading on the Nasdaq Stock Market LLC on June 16, 2022.

As of April 14, 2025, there were 1,758,476   of the registrant’s Class A ordinary shares, par value $0.0001 per share, including 1,077,957  Class A ordinary share tendered by public shareholders for redemption, and 2,012,500 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

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

Sponsor Membership Change

On January 19, 2024, pursuant to certain membership interest purchase and transfer agreement, Mr. Chang, then holder of 100% of Membership Interests in the Sponsor, sold 2.954% of the Membership Interests of the Sponsor he held, which entitles the holder to receive distribution of 50,000 founder shares currently held under the Sponsor, to Mr. Chun-Cheng Su, a Taiwanese citizen, for 10,000,000 New Taiwan Dollar (approximately USD 319,000). On the same date, pursuant to certain membership interest purchase and transfer agreement, Mr. Chang also sold 5.908% of the Membership Interests of the Sponsor he held, which entitles the holder to receive distribution of 100,000 founder shares currently held under the Sponsor, to Mr. Xuedong (Tony) Tian, our CFO and director, for USD1,242. The sale and repurchase of the membership interests were made pursuant to exemptions from registration contained in Section 4(a)(2) of the Securities Act.

Extraordinary General Meetings and Extensions

First EGM and Extension

Under our then-effective amended and restated memorandum and articles of association, we would have until July 28, 2023 (or January 28, 2024 if we extend the period of time to consummate an initial business combination) to consummate an initial business combination. On July 27, 2023, we held an extraordinary general meeting of shareholders (the “First EGM”). At the First EGM, our shareholders, by special resolution, approved the proposal to amend our then effective amended and restated memorandum and articles of association to (i) allow us until July 28, 2023 to consummate an initial business combination, and to (ii) elect to extend the period to consummate an initial business combination up to nine times, each by an additional one-month period, for a total of up to nine months to April 28, 2024, by depositing to our Trust Account the amount lesser of (i) $85,000 for each one-month extension or (ii) $0.04 for each AIMA Public Share for each one-month extension (the “First EGM Extension Payment”). Under Cayman Islands law, the second amend and restated memorandum and articles of association took effect immediately upon approval of the proposal by the shareholders at the First EGM. On July 27, 2023, we also filed the second amended and restated memorandum and articles of association with the Registrar of Companies of the Cayman Islands. Pursuant to the second amended and restated memorandum and articles of association, we may, at the request of the Sponsor and by approval of our board of directors, elect to extend the Combination Period up to nine times, each by an additional one-month period, for a total of up to nine months to April 28, 2024, by depositing to the Trust Account the First EGM Extension Payment for each monthly extension sought under the second amended and restated memorandum and articles of association.

In connection with the votes to approve the proposals, the public holders (the “Public Shareholders”) of the Public Shares were afforded with an opportunity to redeem their Public Shares. As a result, 4,076,118 Public Shares of Aimfinity were rendered for redemption. In connection with the redemptions, all 4,076,118 AIMA New Units submitted for redemption and the components thereof, including the Public Shares and the AIMA Class 2 Warrants thereof, have been cancelled.

Between July 28, 2023 to March 28, 2024, an aggregate of $765,000 have been deposited into the Trust Account for the Public Shareholders, resulting in nine extensions of the period of time Aimfinity has to consummate the initial business combination by nine one-month periods from July 28, 2023 to April 28, 2024.

In connection with the nine monthly extensions, we issued nine unsecured promissory notes (each an “First EGM Note”), each of $85,000 to I-Fa Chang, as sole member and manager the Sponsor, to evidence the payments made for the nine monthly extensions.

Each of the First EGM Notes is of the same terms. Each First EGM Notes bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the our initial business combination or (ii) the date of expiry of the term of Aimfinity (the “Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the our obligations thereunder; (iv) any cross defaults; (v) an enforcement proceedings against us; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the First EGM Note may be accelerated.

The payee of the First EGM Notes, Mr. Chang, has the right, but not the obligation, to convert the First EGM Notes, in whole or in part, respectively, into private placement units, that are identical to the Private Placement Units issued by the Company in the Private Placement consummated simultaneously with the IPO, subject to certain exceptions, as described in the IPO Prospectus, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the initial business combination. The number of Private Placement Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00.

The issuance of the First EGM Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Second EGM and Extension

Under our then-effective second amended and restated memorandum and articles of association, we would have until April 28, 2024, 24 months after the closing of the IPO, to consummate an initial business combination. On April 23, 2024, we held an extraordinary general meeting of shareholders (the “Second EGM”). At the Second EGM, our shareholders, by special resolution, approved the proposal to amend our then effective second amended and restated memorandum and articles of association to (i) allow us until April 28, 2024 to consummate an initial business combination, and to (ii) elect to extend the period to consummate an initial business combination up to nine times, each by an additional one-month period, for a total of up to nine months to January 28, 2025, by depositing to our Trust Account the amount lesser of (i) $60,000 for each one-month extension or (ii) $0.035 for each AIMA Public Share for each one-month extension (the “Second EGM Extension Payment”). Under Cayman Islands law, the third amend and restated memorandum and articles of association took effect immediately upon approval of the proposal by the shareholders at the Second EGM. On April 27, 2024, we also filed the third amended and restated memorandum and articles of association with the Registrar of Companies of the Cayman Islands. Pursuant to the third amended and restated memorandum and articles of association, we may, at the request of the Sponsor and by approval of our board of directors, elect to extend the Combination Period up to nine times, each by an additional one-month period, for a total of up to nine months to January 28, 2025, by depositing to the Trust Account the Second EGM Extension Payment for each monthly extension sought under the third amended and restated memorandum and articles of association.

In connection with the votes to approve the proposals, the Public Shareholders were afforded with an opportunity to redeem their Public Shares. As a result, 860,884 Public Shares of Aimfinity were rendered for redemption. In connection with the redemptions, all 860,884 AIMA New Units submitted for redemption and the components thereof, including the Public Shares and the AIMA Class 2 Warrants thereof, have been cancelled.

Between April 2024 and December 2024, an aggregate of $540,000 have been deposited into the Trust Account for the Public Shareholders, resulting in nine extensions of the period of time Aimfinity has to consummate the initial business combination by nine one-month periods from April 28, 2024 to January 28, 2025.

In connection with the nine monthly extensions, we issued nine unsecured promissory notes (each an “Second EGM Note”), each of $60,000 to I-Fa Chang, as sole member and manager the Sponsor, to evidence the payments made for the nine monthly extensions. Each of the Second EGM Notes is of the same terms with the First EGM Note, except that the amount differs between a Second EGM Note and a First EGM Note.

The issuance of the Second EGM Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Third EGM and Extension

Under our then-effective third amended and restated memorandum and articles of association, we would have until January 28, 2025, 33 months after the closing of the IPO, to consummate an initial business combination. On January 9, 2025, we held an extraordinary general meeting of shareholders (the “Third EGM”). At the Third EGM, our shareholders, by special resolution, approved the proposal to amend our then effective third amended and restated memorandum and articles of association to (i) allow us until January 28, 2025 to consummate an initial business combination, and to (ii) elect to extend the period to consummate an initial business combination up to nine times, each by an additional one-month period, for a total of up to nine months to October 28, 2025, by depositing to our Trust Account the amount lesser of (i) $0.05 for each AIMA Public Share for each one-month extension (the “Third EGM Extension Payment”). Under Cayman Islands law, the fourth amend and restated memorandum and articles of association took effect immediately upon approval of the proposal by the shareholders at the Third EGM. On January 14, 2025, we also filed the fourth amended and restated memorandum and articles of association with the Registrar of Companies of the Cayman Islands. Pursuant to the fourth amended and restated memorandum and articles of association, we may, at the request of the Sponsor and by approval of our board of directors, elect to extend the Combination Period up to nine times, each by an additional one-month period, for a total of up to nine months to October 28, 2025, by depositing to the Trust Account the Third EGM Extension Payment for each monthly extension sought under the fourth amended and restated memorandum and articles of association.

In connection with the votes to approve the proposals, the Public Shareholders were afforded with an opportunity to redeem their Public Shares. As a result, 1,996,522 Public Shares of Aimfinity were rendered for redemption. In connection with the redemptions, all 1,996,522 AIMA New Units submitted for redemption and the components thereof, including the Public Shares and the AIMA Class 2 Warrants thereof, have been cancelled.

Between January 2025 and March 2025, an aggregate of $167,471 have been deposited into the Trust Account for the Public Shareholders, resulting in three extensions of the period of time Aimfinity has to consummate the initial business combination by nine one-month periods from January 28, 2025 to April 28, 2025.

In connection with the nine monthly extensions, we issued three unsecured promissory notes (each an “Third EGM Note”), each of $55,823.8 to I-Fa Chang, as sole member and manager the Sponsor, to evidence the payments made for the nine monthly extensions. Each of the Third EGM Notes is of the same terms with the First EGM Note, except that the amount differs between a Third EGM Note and a First EGM Note.

The issuance of the Third EGM Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Earnout

Up to an additional 2,500,000 PubCo Ordinary Shares may be issued to the Pre-Closing Docter Stockholders as contingent post-closing earnout consideration (the “Earnout Shares”). The Earnout Shares will be issued as below:

(i)	1,000,000 Earnout Shares will be issued to each Pre-Closing Docter Stockholders on a pro rata basis if and only if PubCo completes sales of at least 30,000 Devices (as defined in the Merger Agreement) during fiscal year 2025 as reflected in its audited consolidated annual financial statements for the fiscal year ending December 31, 2025 prepared in accordance with the U.S. GAAP as filed with the SEC; and

(ii)	1,500,000 Earnout Shares will be issued to each Pre-Closing Docter Stockholders on a pro rata basis if and only if PubCo completes sales of at least 40,000 Devices during fiscal year 2026 as reflected in its audited consolidated annual financial statements for the fiscal year ending December 31, 2026 prepared in accordance with U.S. GAAP as filed with the SEC.

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

Extraordinary General Meeting for the Approval of the Docter Business Combination

On March 6, 2025, the Registration Statement on Form F-4 (File No. 333-284658), filed publicly by the Purchaser on February 3, 2025, was declared effective by the SEC (the “F-4”).

On March 27, 2025, the Company held an extraordinary general meeting of the shareholders (the “Business Combination EGM”) in connection with the Docter Business Combination. 3,079,628 Ordinary Shares, or approximately 85%, were represented in person or by proxy at the Business Combination EGM.

At the Business Combination EGM, the shareholders approved each of the proposals presented in connection with the Docter Business Combination.

In connection with the Business Combination EGM, 1,077,957 Class A ordinary share were tendered by public shareholders for redemption.

Transaction Financing

Under Section 9.6 of the Merger Agreement, the parties agreed to use reasonable commercial effort to obtain transaction financing to support the Business  Combination.

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

Conversion of Working Capital Notes and Extension Notes of AIMA

As of the date hereof, the Company has issued three promissory notes (the “Working Capital Notes”) to Mr. Chang (the manager and designee of the sponsor of the Company): one on December 8, 2023, for up to $500,000, to be used for a portion of the Company’s working capital, one on April 8, 2024, for up to $500,000, to be used for a portion of the Company’s working capital, and one on October 21, 2024, for up to $1,500,000, to be used for a portion of the Company’s working capital. As of February 28, 2025, an aggregate of $1,202,852 of working capital loans have been provided by Mr. Chang under the Working Capital Notes, and it is expected that further working capital loans may be provided by Mr. Chang under the Working Capital Notes before the closing of the Docter Business Combination.

In addition, as of the date hereof, the Company has issued: (x) 9 First EGM Extension Notes; (y) 9 Second EGM Extension Notes; and (z) 3 Third EGM Extension Notes (together with the First EGM Extension Notes and the Second EGM Extension Notes, the “Extension Notes”), pursuant to which Mr. Chang deposited $55,823.80 for each month to the Trust Account, to allow the Company to extend its deadline for completing an initial business combination for 3 one-month extensions from January 28, 2025 to April 28, 2025.

Pursuant to the Merger Agreement, up to $1,500,000 of the Working Capital Notes or Extension Notes may be converted into Private Units, each of which is the same as the private placement units sold in the private sales consummated simultaneously with the initial public offering of the Company, as described in the Final Prospectus.

As part of the transaction financing, on April 8, 2025, the Company, Purchaser, Docter, and Mr. Chang, as the holder of the Working Capital Notes and the Extension Notes, entered into an exchange agreement (the “AIMA Exchange Agreement”), pursuant to which all $1,472,471.40 under the Extension Notes and $27,528.60 under the Working Capital Notes will be converted into 150,000 Private Units of the Company, and the remaining balance of the Working Capital Notes, including any working capital loans that may be provided prior to the closing of the Business Combination, less $27,528.60, will be exchanged for such number of Purchaser ordinary shares, par value $0.0001 per share (“Purchaser ordinary shares”), at a conversion price of $10.00 per share. The Private Units are issued pursuant to the exemption from registration under Section 4(a)(2) of the Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Conversion of Outstanding Loans of Docter

As part of the transaction financing, on April 8, 2025, Purchaser, Docter, and Horn Enterprise Co., Ltd. (“Horn Enterprise”), the wholly-owned subsidiary of Docter, entered into two separate exchange agreements (the “Docter Exchange Agreements”) with Mr. Hsin-Ming Huang, CEO of Docter and Horn Enterprise, and Ms. Yi-Jun Ye, a Taiwanese national, respectively, each of which had previously loaned funds to Docter and/or Horn (the “Docter Note Holders”), pursuant to which the Docter Note Holders agree to convert all outstanding principal and interest of loans owed by Docter or Horn Enterprise as of the closing of the Business Combination into such number of Purchaser ordinary shares, par value $0.0001 per share, at a conversion price of $10.00 per share. The Purchaser ordinary shares will be issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

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

Redemption of Public Shares and Liquidation if No Initial Business Combination

Under memorandum and articles of association effective as of the date hereof, we currently have until April 28, 2025   (or up to October 28, 2025, if all monthly extensions are sought) to consummate our initial business combination. If we have not consummated an initial business combination within such prescribed time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within the Combination Period. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

Employees

We currently have two executive officers, our Chief Executive Officer and Chairman, I-Fa (Ivan) Chang, our Chief Financial Officer and Director, Xuedong (Tony) Tian The two individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on the status of the proposed Transactions and, if the proposed Transactions are not consummated, whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

●	We are a blank check company incorporated as a Cayman Islands exempted company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	If we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the initial business combination.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our shareholders.

●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	If the net proceeds of the IPO and the sale of the Private Placement Units not being held in the Trust Account are insufficient to allow us to operate until January 28, 2025 or such later deadline, if the Charter Amendment is approved, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

●	If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or Public Warrants.

●	If a public shareholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Our shareholders will not be entitled to protections normally afforded to investors of many other blank check companies.

●	We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

●	We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

●	We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

●	We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

●	The current economic downturn may lead to increased difficulty in completing our business combination.

●	Recent volatility in capital markets may affect our ability to obtain financing for our business combination through sales of our ordinary shares or issuance of indebtedness.

●	Military conflict in Ukraine or elsewhere may lead to increased and price volatility for public traded securities, which could make it difficult for us to consummate the initial business combination.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our registration statement on Form S-1 (File No. 333-263874) filed in connection with our IPO, our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC on April 17, 2023, our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC on April 12, 2024 (as amended), and in the proxy statement/prospectus in connection with the Docter Business Combination on the Form F-4 filed with the SEC on February 3, 2025 (File No. 333-284658, the “F-4”).

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

Holders

On December 31, 2024, there were 3 holders of record of our units, 1 holder of record of our new units, 1 holder of record of our Class A ordinary shares, 1 holder of record of our Class 1 warrants, and 6 holders of record of our founder shares.

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

Overview

Aimfinity Investment Corp. I is a blank check company incorporated on July 26, 2021 (inception) as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “initial business combination”). Aimfinity intends to effectuate our initial business combination using cash from the proceeds of Aimfinity’s initial public offering (the “IPO”) and the sale of its shares, debt or a combination of cash, equity and debt. Aimfinity expects to continue to incur significant costs in the pursuit of its acquisition plans. Aimfinity cannot assure you that its plans to complete an initial business combination will be successful.

Our Initial Public Offering

On April 28, 2022, Aimfinity consummated its IPO of 8,050,000 units, which included 1,050,000 Public Units issued pursuant to the full exercise by the underwriters of their over-allotment option, with each Public Unit consisting of one AIMA Class A Ordinary Share, one AIMA Class 1 Warrants and one-half of one AIMA Class 2 Warrants, with each whole AIMA Class 1 or Class 2 Warrant entitling the holder thereof to purchase one AIMA Class A Ordinary Share for $11.50 per share. The Public Units were sold at a price of $10.00 per Unit, and the IPO generated gross proceeds of $80,500,000. Simultaneously with the closing of the IPO, Aimfinity consummated a Private Placement with the Sponsor of an aggregate of 492,000 Private Placement Units (including 42,000 Private Placement Units purchased pursuant to the full exercise by the underwriters of their over-allotment option) at a price of $10.00 per Private Placement Unit, generating gross proceeds to Aimfinity of $4,920,000. Each Private Placement Unit consists of one AIMA Class A Ordinary Share, one AIMA Class 1 Warrant, and one-half of one AIMA Class 2 Warrant. The terms and provisions of the Private Placement Warrants are identical to the Public Warrants, except that, subject to certain limited exceptions, they are subject to transfer restrictions until 30 days following the consummation of the Company’s initial business combination. On April 28, 2022, a total of $82,110,000 of the net proceeds from the IPO and the Private Placement was deposited in the Trust Account established for the benefit of Aimfinity’s Public Shareholders at a U.S. based Trust Account, with U.S. Bank, National Association, acting as trustee.

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

Business Combination with Docter Inc.

On October 13, 2023, Aimfinity entered into that certain Agreement and Plan of Merger (as may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and between Aimfinity, Docter Inc., a Delaware corporation (the “Target”), Aimfinity Investment Merger Sub I, a Cayman Islands exempted company and a newly formed wholly-owned subsidiary of Aimfinity (“PubCo”), and Aimfinity Investment Merger Sub II, Inc., a Delaware corporation and wholly-owned subsidiary of PubCo (“Merger Sub”), pursuant to which (a) Aimfinity will be merged with and into PubCo (the “Reincorporation Merger”), with PubCo surviving the Reincorporation Merger, and (b) Merger Sub will be merged with and into the Docter (the “Acquisition Merger”), with Docter surviving the Acquisition Merger as a direct wholly owned subsidiary of PubCo (all transactions contemplated under the Merger Agreement, collectively, the “Business Combination”). Following the consummation of the Business Combination (the “Closing”), PubCo will be a publicly traded company.

At the effective time of the Reincorporation Merger (the “Reincorporation Merger Effective Time”), (i) each of the issued and outstanding AIMA Units will automatically separate into one AIMA Class 1 Warrant and one AIMA New Unit, (ii) upon separation of the AIMA Units, each of the issued and outstanding AIMA New Unit (except the AIMA New Units containing the redeemed AIMA Class A Ordinary Share and corresponding forfeited AIMA Class 2 Warrant) will automatically separate into one AIMA Class A Ordinary Share and one-half of one AIMA Class 2 Warrant, (iii) each of the issued and outstanding AIMA Ordinary Share will be converted automatically into one PubCo Ordinary Share, and (iv) each of the issued and outstanding AIMA Warrant shall be converted automatically into one PubCo Warrant. Each of the issued and outstanding security will automatically be cancelled and cease in existence and trading with respect to Aimfinity’s security and converted into applicable security of PubCo except as provided in the Merger Agreement or under operation of law.

At the effective time of the Acquisition Merger (the “Effective Time”), which shall take place one business after the Reincorporation Merger Effective Time, by virtue of the Acquisition Merger and without any action on the part of us, PubCo, Merger Sub, Docter or the Docter Stockholders immediately prior to the Effective Time, each Docter Stockholder’s shares of Docter Stock issued and outstanding immediately prior to the Effective Time (except certain excluded shares) will be cancelled and automatically converted into the right to receive, without interest, the applicable portion of the Closing Payment Shares as set forth in the Closing Consideration Spreadsheet (as defined in the Merger Agreement) on a pro rata basis based on the number of Target Shares held by them as of immediately prior to the Effective Time.

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

On June 5, 2024, Aimfinity, Purchaser, Merger Sub and Docter entered into an amendment to the Merger Agreement (the “Amendment No. 1”) to modify the composition of PubCo ’s board of directors upon and immediately following the completion of the Business Combination.

Before Amendment No. 1 was adopted, the Merger Agreement provided that, upon and immediately following the closing of the Business Combination, PubCo’s board of directors shall consist of five (5) directors, among which four (4) directors will be designated by Aimfinity Investment LLC, the sponsor of the AIMA’s initial public offering (the “Sponsor”), until the second general meeting of shareholders of PubCo, and one (1) director will be designated by Docter until the first general meeting of shareholders of PubCo

Pursuant to the Amendment No. 1, upon and immediately following the closing of the Business Combination, PubCo’s board of directors shall consist of five (5) directors, among which three (3) directors will be designated by Docter until the first general meeting of shareholders of PubCo, and two (2) directors will be designated by the Sponsor until the second general meeting of shareholders of PubCo.

On January 29, 2025, Aimfinity, Purchaser, Merger Sub and Docter entered into an amendment to the Merger Agreement (the “Amendment No. 2”) to modify the earnout arrangement as follows:

●	1,000,000 Earnout Shares will be issued to each Docter Stockholder on a pro rata basis if and only if PubCo completes sales of at least 30,000 Devices (as defined in the Merger Agreement) during fiscal year 2025 as reflected in its audited consolidated annual financial statements for the fiscal year ending December 31, 2025 prepared in accordance with the U.S. GAAP as filed with the SEC;

●	1,500,000 Earnout Shares will be issued to each Docter Stockholder on a pro rata basis if and only if PubCo completes sales of at least 40,000 Devices during fiscal year 2026 as reflected in its audited consolidated annual financial statements for the fiscal year ending December 31, 2026 prepared in accordance with the U.S. GAAP as filed with the SEC.

Extensions

Following the closing of the IPO, under the Company’s then-effective amended and restated memorandum and articles of association, the Company would have until July 28, 2023 (or January 28, 2024 if the Company extends the period of time to consummate an initial business combination) to consummate an initial business combination. On July 27, 2023, the Company held an extraordinary general meeting of shareholders (the “First EGM”). At the First EGM, the shareholders of the Company, by special resolution, approved the proposal to amend the Company’s then effective amended and restated memorandum and articles of association (the “First Charter Amendment”) to (i) allow the Company until July 28, 2023 to consummate an initial business combination, and to (ii) elect to extend the period (the “Combination Deadline”) to consummate an initial business combination up to nine times, each by an additional one-month period, for a total of up to nine months to April 28, 2024, by depositing to the Company’s Trust Account the amount lesser of (i) $85,000 for each one-month extension or (ii) $0.04 for each Public Share for each one-month extension (the “First Charter Amendment Proposal”). Under Cayman Islands law, the First Charter Amendment took effect upon approval of the First Charter Amendment Proposal by the shareholders at the First EGM. Pursuant to the First Charter Amendment, a total of 9 one-month extensions, each in the amount of $85,000 (each, a “First Charter Amendment Monthly Extension”), were sought by the Company, with a total of $765,000 deposited by the Sponsor or its designee to the Trust Account, extending the Combination Deadline from July 28, 2023 to April 28, 2024.

In connection with the First EGM, the AIMA Public Shareholders were afforded with an opportunity to redeem their AIMA Public Shares. In connection with the redemptions, 4,076,118 AIMA New Units, or about 50.9% of the AIMA New Units issued and outstanding at the time, were submitted for redemption and the components thereof, including the Public Shares and the AIMA Class 2 Warrants thereof, were cancelled.

On April 23, 2024, the Company held a second extraordinary general meeting of shareholders (the “Second EGM”). At the Second EGM, the shareholders of the Company, by special resolution, approved the proposal to amend the Company’s then-effective amended and restated memorandum and articles of association (the “Second Charter Amendment”) to (i) allow the Company until April 28, 2024 to consummate an initial business combination, and to (ii) elect to extend the Combination Deadline up to nine times, each by an additional one-month period (each a “Second Charter Amendment Monthly Extension”), for a total of up to nine months to January 28, 2025, by depositing to the Company’s Trust Account the amount lesser of (i) $60,000 for each one-month extension or (ii) $0.035 for each Public Share for each one-month extension (the “Second Charter Amendment Monthly Extension”). Under Cayman Islands law, the Second Charter Amendment took effect upon approval of the Second Charter Amendment Proposal by the shareholders at the Second EGM. Pursuant to the Second Charter Amendment, a total of 9 one-month extensions, each in the amount of $60,000 (each, a “First Charter Amendment Monthly Extension”), were sought by the Company, with a total of $540,000 deposited by the Sponsor or its designee to the Trust Account, extending the Combination Deadline from April 28, 2025 to January 28, 2025.

In connection with the Second EGM, the AIMA Public Shareholders were afforded with an additional opportunity to redeem their AIMA Public Shares. 860,884 AIMA New Units, or about 21.7% of the AIMA New Units issued and outstanding at the time, were submitted for redemption and the components thereof, including the Public Shares and the AIMA Class 2 Warrants thereof, were cancelled. As a result, an aggregate of approximately $9,684,945 were distributed from the Trust Account to the redeeming Public Shareholders.

On January 9, 2025, the Company held a third extraordinary general meeting of shareholders (the “Third EGM”). At the Third EGM, the shareholders of the Company, by special resolution, approved the proposal to amend the Company’s then-effective amended and restated memorandum and articles of association (the “Third Charter Amendment”) to (i) allow the Company until January 28, 2025 to consummate an initial business combination, and to (ii) elect to extend the Combination Deadline up to nine times, each by an additional one-month period (each a “Third Charter Amendment Monthly Extension”), for a total of up to nine months to October 28, 2025, by depositing to the Company’s Trust Account the amount of $0.05 for each Public Share for each one-month extension (the “Third Charter Amendment Monthly Extension”). Under Cayman Islands law, the Third Charter Amendment took effect upon approval of the Third Charter Amendment Proposal by the shareholders at the Third EGM. No Third Charter Amendment Monthly Extension has been sought as of the date hereof.

In connection with the Third EGM, the AIMA Public Shareholders were afforded with an additional opportunity to redeem their AIMA Public Shares. As a result, 1,996,522 AIMA New Units, or about 64.2% of the public AIMA New Units issued and outstanding at the time, were submitted for redemption and the components thereof, including the Public Shares and the AIMA Class 2 Warrants thereof, were cancelled. As a result, an aggregate of approximately $23,778,577 were distributed from the Trust Account to the redeeming Public Shareholders. In connection with the Current Monthly Extensions, as of the date hereof, three Current Monthly Extension Payment in the aggregate amount of $167,471 have been deposited into the Trust Account, allowing Aimfinity to extend the Combination Period until April 28, 2025.

As of the date hereof, the Company made nine payments for First Charter Amendment Monthly Extensions, nine payments for Second Charter Amendment Monthly Extensions, and three payment for the Current Monthly Extension Payment into Trust Account for the Public Shareholders, resulting in an extension of the Combination Deadline to April 28, 2025.

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

Extraordinary General Meeting for the Approval of the Docter Business Combination

On March 6, 2025, the Registration Statement on Form F-4 (File No. 333-284658), filed publicly by the Purchaser on February 3, 2025, was declared effective by the SEC (the “F-4”).

On March 27, 2025, the Company held an extraordinary general meeting of the shareholders (the “Business Combination EGM”) in connection with the Docter Business Combination. 3,079,628 Ordinary Shares, or approximately 85%, were represented in person or by proxy at the Business Combination EGM.

At the Business Combination EGM, the shareholders approved each of the proposals presented in connection with the Docter Business Combination.

Exchange Agreement and Conversion of Promissory Notes

On April 8, 2025, we entered into an Exchange Agreement with Docter Inc., its merger subsidiaries, and Mr. I-Fa Chang, manager of our Sponsor, in connection with its previously announced business combination with Docter. Under the agreement, we agreed to convert an aggregate of approximately $1.5 million of outstanding promissory notes, consisting of $1,472,471.40 in extension-related loans and $27,528.60 in working capital loans, into 150,000 private units.

Results of Operations

Aimfinity has neither engaged in any operations nor generated any revenues to date. Its only activities from July 26, 2021 (inception) to December 31, 2024 were organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for an initial business combination. Aimfinity does not expect to generate any operating revenues until after the completion of our initial business combination. It may generate non-operating income in the form of interest income on marketable securities held in the Trust Account. Aimfinity incurs expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial business combination.

For the year ended December 31, 2024, we had a net income of $1,216,885 which consisted of interest income of $2,035,510 on cash and investments held in Trust Account which was offset by operating cost of $818,625.

For the year ended December 31, 2023, we had a net income of $1,915,114 which consisted of interest income of $3,266,717 on cash and investments held in Trust Account which was offset by operating cost of $1,351,603.

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

As of December 31, 2024, $36,940,228 was held in the Trust Account in money market funds, which are invested in U.S. Treasury Securities. Aimfinity intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. It may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue Aimfinity’s growth strategies.

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

As of December 31, 2024 the Company, had $1,202,852 borrowings under the working capital loans.

As of December 31, 2024, Aimfinity had cash of $4,895 and a working capital deficiency of $3,270,570. In addition, in order to finance transaction costs in connection with an initial business combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Aimfinity’s officers and directors have been provided the Company working capital loans (the “Working Capital Loans”). As of December 31, 2024, there were $1,202,852 under Working Capital Loans.

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

Off-Balance Sheet Financing Arrangements

Aimfinity has no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimate

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. We did not identify any critical accounting estimates.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU for the year ended December 31, 2024 and there was no material effect on the Company’s financial statements.

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

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Reference is made to Pages F-1 through F-20 comprising a portion of this Annual Report on Form 10-K.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2024, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
I-Fa Chang	53	Chief Executive Officer and Chairman
Xuedong (Tony) Tian	53	Chief Financial Officer and Director
Hanzhong (Han) Li	55	Director
Teng-Wei Chen	42	Director
Kevin Vassily	57	Director

Mr. I-Fa Chang has served as the Chairman, Chief Executive Officer, and a member of our Board since March 2023. Mr. Chang has more than two decades of investment management and advisory experience. Since March 2023, Mr. Chang has served as the Chairman and CEO of Aimfinity. In 2012, Mr. Chang founded Inkstone Capital Co., Ltd., a technology-focused investment advisory firm (“Inkstone Capital”) serving clients in Mainland China, Hong Kong and Taiwan, and has served as its chief executive officer ever since. He has also served as an independent director of Sichuan Tianfu Bank, a regional bank based in Southeast China since 2015. Between October 2017 and June 2018, Mr. Chang served as a director and finance control officer for Finconn Inc., a subsidiary of the Taiwanese electronic manufacturing conglomerate, Foxconn. Before founding Inkstone Capital, Mr. Chang had extensive experience in financial and investment management across different sectors. Between June 2006 to December 2008, Mr. Chang served as a financial consultant for Chengdu Jiannanchun Shengbo Technology Co., Ltd., an IT solution company. He also served as a managing director for ARC China Investment Corporation, an investment management company from April 2007 to July 2011, and as a managing director for Xiamen Dazhou-ARC Investment Management Co., Ltd., a joint venture between ARC China and Dazhou Holding Group, a multi-industry conglomerate based in Xiamen, Fujian Province, PRC, from August 2011 to October 2012. Mr. Chang received his MBA in Finance from National Pingtung Science and Technology University in Taiwan, and his B.A. in Management Information System from California State University, San Bernardino.

Mr. Xuedong (Tony) Tian has served as our Chief Financial Officer and a member of our Board since March 2023. Since April 2024, Mr. Tian has served as Co-CEO of Snail, Inc. (Nasdaq: SNAL), a gaming and entertainment company, and as Managing Director of Kingswood Capital Partners, a U.S. based investment bank. Most recently, Mr. Tian served as the CEO from March 2022 to June 2024 and as a director from June 2022 to June 2024 for Feutune Light Acquisition Corporation (Nasdaq: FLFV), a SPAC listed on Nasdaq. Previously, Mr. Tian served as managing director and head of capital markets at US Tiger Securities, Inc. from October 2020 to April 2024. From May 2012 to October 2020, Mr. Tian was the founder and president of Weitian Group LLC, a corporate advisory and investor relations firm. Prior to that, Mr. Tian served as a sell-side equity analyst at various investment banks, including managing director covering China at Merriman Capital, Inc. from June 2013 to January 2016; executive director and lead analyst covering China Industrials and IT outsourcing at Oppenheimer & Co. Inc. from May 2011 to May 2012; vice president and lead China analyst at Ladenburg Thalmann & Co. Inc. from May 2010 to April 2011; senior associate covering Networking, Hardware & IT Supply Chain at Ticonderoga Securities LLC from October 2009 to May 2010; and associate covering Semiconductor & Semiconductor Capital Equipment at Pacific Crest Securities LLC (now part of KeyBanc) from April 2008 to September 2009. Mr. Tian holds an MBA degree from New York University, a M.A. degree in Economics from the University of Connecticut and M.S. and B.S. degrees in Land Resources and Management from China Agricultural University. Mr. Tian is a CFA charter holder and currently holds Series 7, 24, 63, and 79 licenses.

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

Mr. Kevin Vassily has served as a member of our Board since March 2023. Mr. Vassily has been a member of the board of directors of Tungray Technologies Inc (Nasdaq: TRSG), a Singapore manufacturing solution provider, since March 2024, Thunder Power Holdings, Inc. (Nasdaq: AIEV), a Taiwanese electronic vehicle developer, since June 2024, and Denali Capital Acquisition Corp. (Nasdaq: DECA), a SPAC, since April 2022. From June 2022 to June 2024, he served as a director of Feutune Light Acquisition Corporation, a Nasdaq-listed SPAC, until its business combination. In January 2021, he was appointed Chief Financial Officer, and in March 2021, became a member of the board of directors of iPower Inc. (Nasdaq: IPW), an online hydroponic equipment retailer and supplier. Prior to joining iPower, from 2019 to January 2021, Mr. Vassily served as Vice President of Market Development for Facteus, Inc., a financial analytics company focused on the Asset Management industry. From March 2019 through Janurary 2020, he served as an advisor at Woodseer Global, a financial technology firm providing global dividend forecasts. From October 2018 through its acquisition in March 2020, Mr. Vassily served as an advisor at Go Capture (which was acquired by Deloitte China in 2020), where he was responsible for providing strategic, business development, and product development advisory services for the company’s emerging “Data as a Service” platform. Since February 2020, Mr. Vassily has served as a director of Zhongchao Inc. (Nasdaq: ZCMD), a provider of healthcare information, education and training services to healthcare professionals and the public in China. Since July 2018, Mr. Vassily has also served as an advisor at Prometheus Fund, a Shanghai-based merchant bank/private equity firm focused on the “green” economy. From April 2015 through May 2018, Mr. Vassily served as an associate director of research at Keybanc Capital Markets Inc. From June 2010 to April 2015, he served as the director of research at Pacific Epoch, LLC (a wholly-owned subsidiary of Pacific Crest Securities LLC). From May 2007 to May 2010, he served as the Asia Technology business development representative and as a senior analyst at Pacific Crest Securities. From July 2003 to September 2006, he served as senior research analyst in the semiconductor technology group at Susquehanna International Group, LLP. From September 2001 to June 2003, Mr. Vassily served as the vice president and senior research analyst for semiconductor capital equipment at Thomas Weisel Partners Group, Inc. Mr. Vassily began his career on Wall Street in August 1998, as a research associate covering the semiconductor industry at Lehman Brothers. He holds a B.A. in liberal arts from Denison University and an M.B.A. from the Tuck School of Business at Dartmouth College.

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

Insider Trading Policy

As of the date hereof, we have not adopted an insider trading policy, because all our the founder shares owned by our Sponsor or former directors or officers of the Company are subject to certain lock-up conditions as provided in the letter agreement entered by the Company and the insiders, dated April 25, 2022.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date hereof, based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

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

	Class B ordinary shares			Class A ordinary shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned		Approximate Percentage of Class	Number of Shares Beneficially Owned		Approximate Percentage of Class
I-Fa Chang	1,692,500	(1)	84.1%	150,000		8.5%
Xuedong (Tony) Tian	100,000	(2)	5.0%	—		—
All officers and directors as a group (5 individuals)	1,692,500		84.1%	—		—
Aimfinity Investment LLC (our sponsor)	1,692,500	(1)	84.1%	—		—
Imperii Strategies LLC	280,000		13.9%	492,000	(3)	28.0%
Chun-Cheng Su	50,000	(4)	2.5%	—		—
Nicholas Torres III	10,000	(5)	*	—		—
James J. Long	10,000	(5)	*	—		—
Joshua Gordon	10,000	(5)	*	—		—
Xin Wang	10,000	(5)	*	—		—

*	Less than one percent.
(1)	The shares reported above include 1,688,500 AIMA Class B Ordinary Shares held by the Sponsor, 10,000 AIMA Class B Ordinary Shares that are in the process of being transferred from certain former directors and officers of AIMA to the Sponsor pursuant to certain share repurchase agreement between the Sponsor and Xin Wang, Joshua Gordon, James J. Long and Nicholas Torres III, dated March 16, 2023. I-Fa Chang is the manager and sole member of our sponsor. As such, each of the sponsor and I-Fa Chang may be deemed to share beneficial ownership of the ordinary shares held directly by our sponsor. I-Fa Chang disclaims any beneficial ownership of the ordinary shares held directly by our sponsor, and disclaims any beneficial ownership of such shares other than to the extent of any pecuniary interest each may have therein, directly or indirectly.
(2)	Mr. Xuedong (Tony) Tian, our CFO and director, is a member of the Sponsor with 5.908% of the Membership Interests in the Sponsor, which entitles him to receive the distribution of 100,000 founder shares of the Company.
(3)	Imperri Strategies LLC is a former member of the Sponsor, and currently holds the shares reported above for its own benefit and for the benefit of two other former members of the Sponsor. The business address for the entity is 19 Lynn Drive, Englewood Cliffs, NJ 07632. Mr. George Jing Cao, the former CEO, director and Chairman of AIMA is the manager and controlling member of the entity, and may be deemed to beneficially own the securities held directly by the entity.
(4)	Mr. Chun-Cheng Su is a member of the Sponsor with 2.954% of the Membership Interests in the Sponsor, which entitles him to receive the distribution of 50,000 founder shares of the Company.
(5)	Excluding 10,000 AIMA Class B Ordinary Shares that are in the process of being transferred from certain former directors and officers of AIMA to the Sponsor pursuant to certain share repurchase agreement between the Sponsor and Xin Wang, Joshua Gordon, James J. Long and Nicholas Torres III, dated March 16, 2023.

As of the date hereof, our initial shareholders beneficially owned approximately 69.2% of issued and outstanding ordinary shares and have the right to appoint all of our directors prior to our initial business combination. Holders of our public shares will not have the right to appoint any directors to our board of directors prior to our initial business combination. Because of this ownership block, our sponsor may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

If any of Aimfinity’s Sponsor, officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he, she or it will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before Aimfinity can pursue such opportunity.

No compensation of any kind, including finder’s and consulting fees, will be paid by Aimfinity to its Sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination. Aimfinity’s audit committee reviews on a quarterly basis all payments that were made by it to its Sponsor, officers, directors or its or their affiliates.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, Aimfinity’s Sponsor or an affiliate of the Sponsor or certain of its officers and directors may, but are not obligated to, loan Aimfinity funds as may be required on a non-interest basis. If Aimfinity completes its initial business combination, it may repay such loaned amounts out of the proceeds held in the Trust Account released to Aimfinity. In the event that the initial business combination does not close, Aimfinity may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into AIMA Private Placement Units at a price of $10.00 per AIMA Private Placement Unit at the option of the lender. These units would be identical to the AIMA Private Placement Units, including as to exercise price, exercisability and exercise period. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of its initial business combination, Aimfinity does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as it does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

After Aimfinity’s initial business combination, members of the management team who remain with Aimfinity may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to its shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to its shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider its initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Founder Share and Private Placement Unit Purchase

In December 2021, the Sponsor acquired 2,875,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.09 per share. On March 18, 2022, our Sponsor surrendered to Aimfinity for cancellation 862,500 AIMA Class B Ordinary Shares for no consideration, resulting in our AIMA Initial Shareholders holding an aggregate of 2,012,500 AIMA Class B Ordinary Shares, or approximately $0.012 per share. The Sponsor later transferred 20,000 Founder Shares to the then-Chief Financial Officer of Aimfinity and 60,000 Founder Shares to then-members of our board of directors on March 29, 2022.

The Sponsor has purchased an aggregate of 492,000 Private Placement Units (with each Private Placement Unit consisting of one Private Placement Share, one AIMA Class 1 Warrant and one-half of one AIMA Class 2 Warrant (together the “Private Placement Warrant”)) at the price of $10.00 per unit. Each Private Placement Warrant entitles the holder to purchase one ordinary share at $11.50 per share, subject to adjustment. The Private Placement Warrants (including the AIMA Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination. In addition, Aimfinity has agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor.

Distribution and Transfer of Certain Founder Shares and Private Placement Units

On March 16, 2023, the Sponsor initiated a distribution of 280,000 Founder Shares and 492,000 Private Placement Units held by the Sponsor to its existing members. On the same date, it also entered into a repurchase agreement with Xin Wang, Joshua Gordon, James J. Long and Nicholas Torres III, then directors and officers of Aimfinity, to each transfer 10,000 Founder Shares for the consideration of $120 to the Sponsor, as a result of which, the Sponsor will directly hold 1,692,500 Founder Shares.

Extension Note Issuance

Under the Company’s second memorandum and articles of association, the Company would have until July 28, 2023 (or such later dates up to April 28, 2024, depending on the numbers of First EGM Extensions the Sponsor or the Company seeks to extend) to consummate an Initial Business Combination.

For each First EGM Extension, a First EGM Extension Payment of $85,000 needs to be deposited into the Trust Account for the public stockholders by the 28th day of each month from July 2023 to March 2024 to lead to an extension of Combination Deadline by each First EGM Extension sought, for a total of up to nine months, from July 28, 2023 to April 28, 2024.

From July 2023 to March 2024, a total of 9 one-month extensions were sought by the Company, with a total of $765,000 deposited by the Sponsor or its designee (for nine First EGM Extension Payments) to the Trust Account, extending the Combination Deadline from July 28, 2023 to April 28, 2024.

Under the Company’s third memorandum and articles of association, the Company would have until April 28, 2024 (or such later dates up to January 28, 2025, depending on the numbers of Second EGM Extensions the Sponsor or the Company seeks to extend) to consummate an Initial Business Combination.

For each Second EGM Extension, a Second EGM Extension Payment of $60,000 needs to be deposited into the Trust Account for the public stockholders by the 28th day of each month from April 2024 to December 2024 to lead to an extension of Combination Deadline by each Second EGM Extension sought, for a total of up to nine months, from April 28, 2024 to January 28, 2025.

From April 2024 to December 2024, $540,000 in the aggregate was deposited into the Trust Account for the AIMA Public Shareholders, collectively resulting in nine Second EGM Extensions to the Combination Deadline from April 28, 2024 to January 28, 2025.

Under the Company’s fourth memorandum and articles of association, the Company would have until January 28, 2025 (or such later dates up to October 28, 2025, depending on the numbers of Current Monthly Extensions the Sponsor or the Company seeks to extend) to consummate an Initial Business Combination.

For each Current Monthly Extension, a Current Monthly Extension Payment of $55,823.8 needs to be deposited into the Trust Account for the public stockholders by the 28th day of each month from January 2025 to September 2025 to lead to an extension of Combination Deadline by each Current Monthly Extension sought, for a total of up to nine months, from January 28, 2025 to October 28, 2025.

From January 2025 to March 2025, total of $167,471 in the aggregate was deposited into the Trust Account for the AIMA Public Shareholders, collectively resulting in one Current Monthly Extension to the Combination Deadline from January 28, 2025 to April 28, 2025.

For each monthly extension sought, on the date such First EGM Extension Payment, Second EGM Extension Payment or Current Monthly Extension Payment, in each case, was deposited to the Company’s Trust Account, we issued an unsecured promissory note to I-Fa Chang to evidence the payments made by him for the deposit of such First EGM Extension Payment (in the amount of $85,000 each time), Second EGM Extension Payment (in the amount of $60,000), or Current Monthly Extension Payment (in the amount of $55,823.8) as the case may be (in each case, a “Monthly Extension Note”).

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

The issuances of the Monthly Extension Notes were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Working Capital Note Issuance

The Sponsor or an affiliate of the Sponsor or certain of Aimfinity’s officers and directors may, but are not obligated to, loan Aimfinity funds as may be required. Any such loans would be on an interest-free basis and would be repaid only from funds held outside the Trust Account or from funds released to Aimfinity upon completion of the Business Combination. Aimfinity may issue such Working Capital Notes to the Sponsor, officers, directors, of their affiliates, evidencing the terms of such loans.

On December 4, 2021, the Sponsor agreed to loan Aimfinity up to $300,000 to be used for a portion of the expenses of the IPO. This loan, in the form of a promissory note, was non-interest bearing, unsecured and was due at the earlier of (1) June 30, 2022 or (2) the date on which Aimfinity consummates an initial public offering of its securities. The outstanding balance of $328,854 under the promissory note was repaid at the closing of the IPO on April 29, 2022. Promissory note- related party’s balance were $0, and $222,729, as of December 31, 2022 and 2021, respectively.

On December 8, 2023, the Company issued a promissory note to I-Fa Chang, as the designee, sole member and manager of the Sponsor, under which I-Fa Chang agreed to loan the Company up to $500,000 to be used for a portion of the working capital. This loan is non-interest bearing, unsecured and is due at the earlier of (1) the date on which the Company consummates its initial business combination or (2) the date on which the Company liquidates and dissolves. I-Fa Chang, as the payee, has the right, but not the obligation, to convert the note, in whole or in part, into Private Placement Units of the Company, that are identical to the Private Placement Units issued by the Company in the Private Placement consummated simultaneously with the Company’s IPO, subject to certain exceptions, as described in the IPO Prospectus, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Initial Business Combination. The number of Private Placement Units to be received by I-Fa Chang in connection with such conversion will be an amount determined by dividing (x) the sum of the outstanding principal amount payable to I-Fa Chang by (y) $10.00.

On April 4, 2024, the Company issued a promissory note to I-Fa Chang, as the designee, sole member and manager of the Sponsor, under which I-Fa Chang agreed to loan the Company up to $500,000 to be used for a portion of the working capital. This loan is non-interest bearing, unsecured and is due at the earlier of (1) the date on which the Company consummates its initial business combination or (2) the date on which the Company liquidates and dissolves. I-Fa Chang, as the payee, has the right, but not the obligation, to convert the note, in whole or in part, into Private Placement Units of the Company, that are identical to the Private Placement Units issued by the Company in the Private Placement consummated simultaneously with the Company’s IPO, subject to certain exceptions, as described in the IPO Prospectus, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Initial Business Combination. The number of Private Placement Units to be received by I-Fa Chang in connection with such conversion will be an amount determined by dividing (x) the sum of the outstanding principal amount payable to I-Fa Chang by (y) $10.00.

On October 21, 2024, the Company issued a promissory note to I-Fa Chang, as the designee, sole member and manager of the Sponsor, under which I-Fa Chang agreed to loan the Company up to $1,500,000 to be used for a portion of the working capital. This loan is non-interest bearing, unsecured and is due at the earlier of (1) the date on which the Company consummates its initial business combination or (2) the date on which the Company liquidates and dissolves. I-Fa Chang, as the payee, has the right, but not the obligation, to convert the note, in whole or in part, into Private Placement Units of the Company, that are identical to the Private Placement Units issued by the Company in the Private Placement consummated simultaneously with the Company’s IPO, subject to certain exceptions, as described in the IPO Prospectus, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Initial Business Combination. The number of Private Placement Units to be received by I-Fa Chang in connection with such conversion will be an amount determined by dividing (x) the sum of the outstanding principal amount payable to I-Fa Chang by (y) $10.00.

The issuance of the Working Capital Notes was made pursuant to the exemption from registration contained under Section 4(a)(2) of the Securities Act of 1933, as amended.

As of December 31, 2024, the Company, had $1,202,852 borrowings under the working capital loans.

Office Lease

Aimfinity entered an office lease agreement with Regus. The lease term was one year from December 2021 and December 2022 at $3,332 per month, subject to extensions. The leased office was not occupied by Aimfinity until May 1, 2022 after Aimfinity completed the IPO. The Sponsor made the payments for rent and was reimbursed the amounts from Aimfinity. In March 2023, the lease agreement was terminated. A new office space has been provided by I-Fa Chang, one of the three members and the sole manager of the Sponsor, since March 2023. The Sponsor is providing rent at no cost to Aimfinity.

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

Item 14. Principal Accountant Fees and Services.

Public Accounting Fees

The following chart sets forth public accounting fees in connection with services rendered by MaloneBailey, LLP for the years ended December 31, 2024 and 2023. No fee was paid to Marcum LLP in the past two fiscal years.

MaloneBailey, LLP

	2024	2023
Audit Fees	$180,000	$89,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Audit fees were for professional services rendered by MaloneBailey, LLP for the audit of our annual financial statements, and services that are normally provided by MaloneBailey, LLP in connection with statutory and regulatory filings or engagements for that fiscal year, including professional services in connection with our IPO. “Audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees.”

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements

(2)	Financial Statements Schedules

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

AIMFINITY INVESTMENT CORP. I
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Aimfinity Investment Corp. I

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aimfinity Investment Corp. I and its subsidiaries (collectively, the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company expects to continue to incur significant costs in pursuit of its acquisition plans and the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2023.

Houston, Texas

April 15, 2025

AIMFINITY INVESTMENT CORP. I

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2024	DECEMBER 31, 2023
Assets
Current assets:
Cash	$4,895	$4,989
Prepaid expenses	-	13,070
Total current assets	4,895	18,059

Cash and investments held in Trust Account	36,940,228	43,794,663
Total Assets	$36,945,123	$43,812,722

Liabilities, Temporary Equity, and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$767,613	$633,432
Payable - related party	-	31,572
Working Capital Loan - related party	1,202,852	500,000
Extension Loan - related party	1,305,000	510,000
Total Current Liabilities	3,275,465	1,675,004

Deferred underwriters’ discount	2,817,500	2,817,500
Total Liabilities	6,092,965	4,492,504

Commitments and Contingencies

Class A ordinary shares subject to possible redemption,3,112,998 and 3,973,882 shares at redemption value of $11.87 and $11.02 per share as of December 31, 2024 and December 31, 2023, respectively	36,940,228	43,794,663

Shareholders’ Deficit:
Preference shares, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 492,000 and 492,000 issued and outstanding (excluding 3,112,998 and 3,973,882 shares subject to possible redemption as of December 31, 2024 and December 31, 2023, respectively)	49	49
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 2,012,500 shares issued and outstanding	201	201
Additional paid-in capital	-	-
Accumulated deficit	(6,088,320)	(4,474,695)
Total Shareholders’ Deficit	(6,088,070)	(4,474,445)
Total Liabilities, Temporary Equity and Shareholders’ Deficit	$36,945,123	$43,812,722

The accompanying notes are an integral part of these consolidated financial statements.

AIMFINITY INVESTMENT CORP. I

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year ended	For the Year ended
	December 31, 2024	December 31, 2023

Formation and operating costs	$818,625	$1,351,603
Loss from Operations	(818,625)	(1,351,603)

Other income:
Interest earned on cash and investment held in Trust Account	2,035,510	3,266,717

Net Income	$1,216,885	$1,915,114

Basic and diluted weighted ordinary average shares outstanding, subject to possible redemption	3,451,706	6,665,237
Basic and diluted net income per ordinary shares subject to possible redemption	$0.55	$0.36
Basic and diluted weighted average ordinary shares outstanding	2,504,500	2,504,500
Basic and diluted net loss per ordinary share attributable to Aimfinity Investment LLC	$(0.27)	$(0.20)

The accompanying notes are an integral part of these consolidated financial statements.

AIMFINITY INVESTMENT CORP. I

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For The Year Ended December 31, 2024
	Preference shares		Ordinary Shares				Additional		Total
			Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	-	$-	492,000	$49	2,012,500	$201	$-	$(4,474,695)	$(4,474,445)
Extension funds attributable to ordinary shares subject to redemption	-	-	-	-	-	-	-	(795,000)	(795,000)
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(2,035,510)	(2,035,510)
Net Income	-	-	-	-	-	-	-	1,216,885	1,216,885
Balance as of December 31, 2024	-	$-	492,000	$49	2,012,500	$201	$-	$(6,088,320)	$(6,088,070)

	For The Year Ended December 31, 2023
	Preference shares		Ordinary Shares				Additional		Total
			Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	-	$-	492,000	$49	2,012,500	$201	$-	$(2,763,260)	$(2,763,010)
Settlement of deferred offering costs	-	-	-	-	-	-	-	150,168	150,168
Extension funds attributable to ordinary shares subject to redemption	-	-	-	-	-	-	-	(510,000)	(510,000)
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(3,266,717)	(3,266,717)
Net Income	-	-	-	-	-	-	-	1,915,114	1,915,114
Balance as of December 31, 2023	-	$-	492,000	$49	2,012,500	$201	$-	$(4,474,695)	$(4,474,445)

The accompanying notes are an integral part of these consolidated financial statements.

AIMFINITY INVESTMENT CORP. I

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31, 2024	December 31, 2023
Cash Flows from Operating Activities:
Net income	$1,216,885	$1,915,114
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and investment held in Trust Account	(2,035,510)	(3,266,717)
Changes in operating assets and liabilities:
Prepaid expenses	13,070	156,845
Accrued expense	134,181	(10,826)
Net cash used in operating activities	(671,374)	(1,205,584)

Cash Flows from Investing Activities:
Investment of Cash in Trust Account	(795,000)	(510,000)
Withdraw of investment held in trust account	9,684,945	42,717,716
Net cash used in investing activities	8,889,945	42,207,716

Cash Flows from Financing Activities:
Ordinary shares redemption	(9,684,945)	(42,717,716)
Proceeds from extension loan	795,000	510,000
Proceeds from working capital loan	671,279	500,000
Net cash provided in financing activities	(8,218,666)	(41,707,716)

Net Change in Cash	(94)	(705,584)

Cash at beginning of year	4,989	710,573
Cash at end of year	$4,895	$4,989

Supplemental Disclosure of Non-cash Financing Activities
Settlement of deferred offering costs	$-	$150,168
Payable – related party paid expenses on behalf of the Company	$-	$17,823
Extension funds attributable to ordinary shares subject to redemption	$795,000	$510,000
Accretion of carrying value to redemption value	$2,035,510	$3,266,717

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

As of December 31, 2024, the Company had not commenced any operations. The Company’s only activities from July 26, 2021 (inception) to December 31, 2024 were organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO (as defined below).

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

Transaction costs amounted to $5,117,607, consisting of $4,427,500 of underwriting fees and $690,107 of other offering costs. As of December 31, 2024 and 2023, cash of $4,895 and $4,989 respectively, were held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

On January 9, 2025, the Company held an extraordinary general meeting (the “Shareholder Meeting”) in lieu of an annual general meeting, which was previously adjourned on December 30, 2024.

At the Shareholder Meeting, the shareholders of the Company, by special resolution, approved the proposal to amend Company’s third amended and restated memorandum and articles of associations (the “Charter”), which previously provided that the Company has until April 28, 2024 to complete a Business Combination, and may elect to extend the period to consummate a Business Combination up to nine times, each by an additional one-month extension (each, a “Monthly Extension”), for a total of up to nine months to January 28, 2025, by deleting in their entirety and substituting in their place of the fourth amended and restated memorandum and articles of association of the Company (the “Amended Charter”), which provides that the Company has until January 28, 2025 to complete a Business Combination, and may elect to extend the period to consummate a Business Combination up to nine times, each by an additional Monthly Extension, for a total of up to nine months to October 28, 2025, by depositing to the Company’s trust account (the “Trust Account”) an amount equal to $0.05 for each remaining public share at the time of such deposit.

In connection with the votes to approve the Charter Amendment Proposal, 1,996,522 Class A Ordinary Shares included in the new units of the Company were tendered for redemption. Upon the completion of the redemption of the Class A Ordinary Shares, the Class 2 warrants included in the new units that are attached to the redeemed Class A Ordinary Shares will be automatically forfeited and cancelled without any additional action by the holders.

Aimfinity Investment Corp. I
Notes To Consolidated Financial Statements

As of December 31, 2024, the total of $1,305,000 was deposited into the Trust Account for the Public Shareholders, resulting in extensions of the period of time the Company has to consummate the initial business combination by January 28, 2025.

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

The Sponsor, Aimfinity Investment LLC, has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.20 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.20 per Public Share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay the Company’s tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims.

Aimfinity Investment Corp. I
Notes To Consolidated Financial Statements

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

On April 5, 2024, the Company, Purchaser, Merger Sub and Target entered into an amendment to the Business Combination Agreement (the “Amendment No. 1”) to modify the composition of PubCo’s board of directors upon and immediately following the completion of the Business Combination.

On January 29, 2025, Aimfinity, Purchaser, Merger Sub and Docter entered into an amendment to the Merger Agreement (the “Amendment No. 2”) to modify the earnout arrangement as follows:

●	1,000,000 Earnout Shares will be issued to each Docter Stockholder on a pro rata basis if and only if PubCo completes sales of at least 30,000 Devices (as defined in the Merger Agreement) during fiscal year 2025 as reflected in its audited consolidated annual financial statements for the fiscal year ending December 31, 2025 prepared in accordance with the U.S. GAAP as filed with the SEC;

●	1,500,000 Earnout Shares will be issued to each Docter Stockholder on a pro rata basis if and only if PubCo completes sales of at least 40,000 Devices during fiscal year 2026 as reflected in its audited consolidated annual financial statements for the fiscal year ending December 31, 2026 prepared in accordance with the U.S. GAAP as filed with the SEC.

Going Concern Consideration

As of December 31, 2024, the Company had cash of $4,895 and a working deficit of $3,270,570. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of an initial business combination.

The Company’s cash and working capital as of December 31, 2024, are not sufficient to complete its planned activities to consummate an initial business combination for the upcoming year. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete an initial business combination by the Combination Deadline, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate an initial business combination will be successful by the Combination Deadline. As a result, management has determined that such additional conditions also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

As a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate an initial business combination, or the operations of a target business with which the Company ultimately consummates an initial business combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate an initial business combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Aimfinity Investment Corp. I
Notes To Consolidated Financial Statements

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $4,895 and $4,989 in cash as of December 31, 2024 and 2023, respectively. The Company had no cash equivalents as of December 31, 2024 and 2023.

Cash and Investments held in Trust Account

As of December 31, 2024 and 2023, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

Earnings on investments held in the Trust Account are included in interest earned on cash and investments held in the Trust Account in the accompanying statement of operations. The estimated fair value of investments held in the Trust Account is determined using available market information ..

Aimfinity Investment Corp. I
Notes To Consolidated Financial Statements

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2024 and 2023, ordinary shares subject to possible redemption are presented at redemption value of $11.87 and $11.02 per share, respectively, as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Ordinary Shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Net income (loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less interest and dividend income and unrealized gain or loss on investments in the Trust Account less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the Public Shareholders. As of December 31, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then shared in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following.

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022
Net income	$1,216,885	$1,915,114

Accretion of carrying value to redemption value	(2,830,510)	(3,776,717)
Net loss including accretion of carrying value of redemption value	$(1,613,625)	$(1,861,603)

Aimfinity Investment Corp. I
Notes To Consolidated Financial Statements

	For the Year Ended		For the Year Ended
	December 31, 2024		December 31, 2023
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Ordinary	Ordinary	Ordinary	Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(935,119)	$(678,506)	$(1,353,149)	$(508,454)
Accretion of carrying value to redemption value	2,830,510	-	3,776,717	-
Allocation of net income/(loss)	$1,895,391	$(678,506)	$2,423,568	$(508,454)

Denominators:
Weighted-average shares outstanding	3,451,706	2,504,500	6,665,237	2,504,500
Basic and diluted net income/ (loss) per share	$0.55	$(0.27)	$0.36	$(0.20)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of December 31, 2024 and 2023, approximately $0 respectively, was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company determined that the Cayman Islands is the Company’s only major tax jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. In accordance with Cayman income tax regulations, income taxes are not levied on the Company.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting Improvements to Reportable Segment Disclosures” (“Topic 280”). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has adopted this ASU for the year ended December 31, 2024 and there was no material effect on its consolidated financial statements.

Note 3 — Cash and Investment Held in Trust Account

As of December 31, 2024 and 2023, assets held in the Trust Account were comprised of $36,940,228 and $43,794,663, respectively, in money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2024 and 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2024	December 31, 2023
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$36,940,228	$43,794,663
Total	1	$36,940,228	$43,794,663

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

As of December 31, 2024 and 2023, the amounts of ordinary shares reflected on the balance sheet are reconciled in the following table.

Ordinary shares subject to possible redemption, December 31, 2023	$43,794,663
Less:
Redemptions	(9,684,945)
Plus:
Extension funds attributable to ordinary shares subject to redemption	795,000
Accretion of carrying value to redemption value	2,035,510
Ordinary shares subject to possible redemption, December 31, 2024	$36,940,228

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

Aimfinity Investment Corp. I
Notes To Consolidated Financial Statements

Note 6 — Related Party Transactions

Founder Shares

On December 4, 2021, the Sponsor acquired 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. On March 18, 2022, the Sponsor surrendered to the Company for cancellation 862,500 founder shares for no consideration, resulting in the Company’s initial shareholders holding an aggregate of 2,012,500 Class B ordinary shares, or approximately $0.012 per share. As of December 31, 2024 and 2023, there were 2,012,500 founder shares issued and outstanding.

On March 29, 2022, the Sponsor transferred 20,000 founder shares to the Chief Financial Officer of the Company and 60,000 founder shares to certain members of the board of directors. If the officer and director nominee do not become an officer or director of the Company at the time of the Company’s initial public offering, is removed from office as director, or voluntarily resigns his position with the Company before a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination involving the Company (“the Triggering Event”), all of such shares shall be returned to Sponsor. Further, considering that in case an initial business combination does not occur these awards will be forfeited, it was deemed that the above terms result in the vesting provision whereby the share awards would vest only upon the consummation of an initial business combination or change of control event. As a result, any compensation expense in relation to these grants will be recognized at the Triggering Event. As a result, the Company recorded no compensation expense for the year ended December 31, 2024 and 2023.

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

As of December 31, 2024, the Company determined that an initial business combination is not considered probable, and therefore, no stock-based compensation expense has been recognized. Total unrecognized compensation expense related to unvested founder shares as of December 31, 2024 amounted to approximately $111,744 and is expected to be recognized upon the Triggering Event.

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

Extension Loans — Related Party

As of December 31, 2024 and 2023, a total of $1,305,000 and $510,000 were deposited into the Trust Account for the public shareholders, resulting in three extensions of the period of time the Company has to consummate the initial business combination by January 28, 2025.

Between January 2025 and March 2025, an aggregate of $167,471 have been deposited into the Trust Account for the Public Shareholders, resulting in nine extensions of the period of time Aimfinity has to consummate the initial business combination by nine one-month periods from January 28, 2025 to April 28, 2025.

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

Aimfinity Investment Corp. I
Notes To Consolidated Financial Statements

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

As of December 31, 2024 and 2023, the Company has an outstanding loan balance of $1,305,000 and $510,000, respectively.

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

As of December 31, 2024 and 2023, the Company had $0 and $31,572, respectively, payable to the Sponsor. This payable is non-interest bearing, unsecured and is due on demand.

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

As of December 31, 2024 and 2023, the balance of the working capital loan are $1,202,852 and $500,000, respectively.

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

Aimfinity Investment Corp. I
Notes To Consolidated Financial Statements

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

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024 and 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2024 and 2023, there were 492,000 issued and outstanding (excluding 3,112,998 and 3,973,882 shares subject to possible redemption, respectively).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On December 4, 2021, the Company issued 2,875,000 Class B ordinary shares. On March 18, 2022, the Sponsor surrendered to the Company for cancellation 862,500 Class B ordinary shares for no consideration, resulting in the Company’s initial shareholders holding an aggregate of 2,012,500 so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after IPO. As of December 31, 2024 and 2023, there were 2,012,500 Class B ordinary shares issued and outstanding.

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

As of December 31, 2024, 8,542,000 Class 1 Warrants and 1,802,499 Class 2 Warrants   are outstanding. (including 492,000 Class 1 Warrants and 246,000 Class 2 Warrants underlying the Private Placement Units). As of December 31, 2023, 8,542,000 Class 1 Warrants and 2,232,941 Class 2 Warrants are outstanding (including 492,000 Class 1 Warrants and 246,000 Class 2 Warrants underlying the Private Placement Units). The Company will account for warrants as equity instruments in accordance with ASC 815, Derivatives and Hedging, based on the specific terms of the warrant agreement.

Aimfinity Investment Corp. I
Notes To Consolidated Financial Statements

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

Note 9 — Segment information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance. The Company has adopted the guidance in ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in the accompanying financial statements using the retrospective method of adoption.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating and reportable segment.

Aimfinity Investment Corp. I
Notes To Consolidated Financial Statements

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Legal and professional services costs	$(624,709)	$(771,386)
Other formation and operating costs	(193,916)	(580,217)
Total formation and operating costs	(818,625)	(1,351,603)
Interest earned on cash and investment held in Trust	2,035,510	3,266,717
Net income	$1,216,885	$1,915,114

The key measures of segment profit or loss reviewed by our CODM are interest earned on cash and investment held in Trust Account and formation and operating expenses. The CODM reviews the interest earned on cash and investment in Trust Account to measure and monitor shareholder value and determine the most effective strategy of cash and investment with the Trust Account funds while maintaining compliance with the trust agreement. Within formation and operating costs, the CODM specifically reviews professional service fees in connection with the business combination, which are a significant segment expense, and include legal fees, and advisory fees, as these represent significant costs affecting the Company’s consummation of the Business Combination. Other formation and operating costs, including accounting expenses, printing expenses, and regulatory filing fees, are reviewed in aggregate to ensure alignment with budget and contractual obligations. These expenses are monitored to manage and forecast cash available to complete a business combination within the required period.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when the financial statements were issued. Based on this review, management identified the following subsequent events that are required disclosure in the financial statements.

In connection with the votes to approve the Charter Amendment Proposal, 1,996,522 Class A Ordinary Shares included in the new units of the Company were tendered for redemption. Upon the completion of the redemption of the Class A Ordinary Shares, the Class 2 warrants included in the new units that are attached to the redeemed Class A Ordinary Shares will be automatically forfeited and cancelled without any additional action by the holders.

Shareholder Meeting

On January 9, 2025, the Company held an extraordinary general meeting (the “Shareholder Meeting”) in lieu of an annual general meeting, which was previously adjourned on December 30, 2024.

At the Shareholder Meeting, the shareholders of the Company, by special resolution, approved the proposal to amend Company’s third amended and restated memorandum and articles of associations (the “Charter”), which previously provided that the Company has until April 28, 2024 to complete a Business Combination, and may elect to extend the period to consummate a Business Combination up to nine times, each by an additional one-month extension (each, a “Monthly Extension”), for a total of up to nine months to January 28, 2025, by deleting in their entirety and substituting in their place of the fourth amended and restated memorandum and articles of association of the Company (the “Amended Charter”), which provides that the Company has until January 28, 2025 to complete a Business Combination, and may elect to extend the period to consummate a Business Combination up to nine times, each by an additional Monthly Extension, for a total of up to nine months to October 28, 2025, by depositing to the Company’s trust account (the “Trust Account”) an amount equal to $0.05 for each remaining public share at the time of such deposit.

In connection with the votes to approve the Charter Amendment Proposal, 1,996,522 Class A Ordinary Shares included in the new units of the Company were tendered for redemption. Upon the completion of the redemption of the Class A Ordinary Shares, the Class 2 warrants included in the new units that are attached to the redeemed Class A Ordinary Shares will be automatically forfeited and cancelled without any additional action by the holders.

Promissory Notes

Between January 2025 and March 2025, an aggregate of $167,471 have been deposited into the Trust Account for the Public Shareholders, resulting in three extensions of the period of time Aimfinity has to consummate the initial business combination by nine one-month periods from January 28, 2025 to April 28, 2025.

Exchange Agreement and Conversion of Promissory Notes

On April 8, 2025, the Company entered into an Exchange Agreement with Docter Inc., its merger subsidiaries, and Mr. I-Fa Chang, manager of the Company’s sponsor, in connection with its previously announced business combination with Docter. Under the agreement, the Company agreed to convert an aggregate of approximately $1.5 million of outstanding promissory notes, consisting of $1,472,471.40 in extension-related loans and $27,528.60 in working capital loans, into 150,000 private units.

EXHIBIT INDEX

Exhibit	Description
1.1	Underwriting Agreement, dated April 25, 2022, among the Company, US Tiger Securities, Inc. and EF Hutton, division of Benchmark Investments, LLC, as representatives of the several underwriters named therein(1)
2.1	Agreement and Plan of Merger, dated as of October 13, 2023, by and among Aimfinity Investment Corp. I, Aimfinity Investment Merger Sub I, Aimfinity Investment Merger Sub II, Inc., and Docter Inc. (2)
2.2	Amendment No. 1, dated as of June 5, 2024, by and among Aimfinity Investment Corp. I, Aimfinity Investment Merger Sub I, Aimfinity Investment Merger Sub II, Inc., and Docter Inc. (6)
2.3	Amendment No. 2, dated as of January 29, 2025, by and among Aimfinity Investment Corp. I, Aimfinity Investment Merger Sub I, Aimfinity Investment Merger Sub II, Inc., and Docter Inc. (7)
3.1	Amended and Restated Memorandum and Articles of Association, dated April 25, 2022(1)
3.2 *	Second Amended and Restated Memorandum and Articles of Association, dated July 27, 2023
3.3 *	Third Amended and Restated Memorandum and Articles of Association, dated April 23, 2024
3.4 *	Fourth Amended and Restated Memorandum and Articles of Association, dated January 9, 2025
4.1	Specimen Unit Certificate(4)
4.2	Specimen New Unit Certificate(4)
4.3	Specimen Class A Ordinary Share Certificate(4)
4.4	Specimen Warrant Certificate(4)
4.5	Warrant Agreement, dated April 25, 2022, between the Company and VStock Transfer, LLC, as warrant agent(1)
4.6	Amendment to the Warrant Agreement, between the Company and VStock Transfer, LLC, on July 7, 2023(3)
4.7*	Description of Securities
10.1	Promissory Note, dated as of December 4, 2021 between the Company and the Sponsor(4)
10.2	Letter Agreement, dated April 25, 2022, among the Company and its officers, directors, director nominees and the Sponsor(1)
10.3	Investment Management Trust Agreement, dated April 25, 2022, between the Company and U.S. Bank Trust Company, National Association, as trustee(1)
10.4	Registration and Shareholder Rights Agreement, dated April 25, 2022, between the Company, the Sponsor and certain other security holders of the Company(1)
10.5	Securities Subscription Agreement, dated as of December 4, 2021, between the Company and the Sponsor(4)
10.6	Private Placement Units Purchase Agreement, dated April 25, 2022, between the Company and the Sponsor(1)
10.7	Form of Indemnity Agreement, dated April 25, 2022, between the Company and each of its directors and executive officers(1)
10.8	Form of Indemnity Agreement between the Company and each of the new directors and officers of the Company, dated March 17, 2023(5)
10.9	Sponsor Support Agreement, dated October 13, 2023, by and among the Company, Docter Inc. and certain stockholders of the Company(2)
10.10	Company Support Agreement, dated October 13, 2023, by and among the Company, Docter Inc. and certain stockholders of the Docter Inc.(2)
10.11	Form of Lock-Up Agreement(2)
10.12*	Promissory Note, dated as of December 8, 2023 between the Company and Mr. Chang
10.13*	Promissory Note, dated as of April 4, 2024 between the Company and Mr. Chang
10.14	Promissory Note, dated as of October 22, 2024 between the Company and Mr. Chang (8)
10.15	Backstop Agreement, dated October 16, 2024, by and among AIMA, Purchaser, and Investor (8)
10.16	Exchange Agreement regarding Working Capital Notes and Extension Notes, by and among the Company, Purchaser, Docter and I-fa Chang, dated April 8, 2025 (9)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Clawback Policy of the Registrant.
99.1	Form of Audit Committee Charter(4)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*s
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith

**	Furnished herewith
***	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Aimfinity Investment Corp. I agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
(1)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on April 29, 2022 (File No. 001-41361).
(2)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on October 16, 2023 (File No. 001-41361).
(3)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on July 7, 2023 (File No. 001-41361).
(4)	Filed as an exhibit to the Registration Statement on Form S-1 filed with the SEC on March 25, 2022 (File No. 333-263874).
(5)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 20, 2023 (File No. 001-41361).
(6)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on June 6, 2024 (File No. 001-41361).
(7)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on January 29, 2025 (File No. 001-41361).
(8)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on October 22, 2024 (File No. 001-41361).
(9)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on April 9, 2025 (File No. 001-41361).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2025	Aimfinity Investment Corp. I

	By:	/s/ I-Fa Chang
		Name:	I-Fa Chang
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ I-Fa Chang	Chairman of the Board of Directors	April 15, 2025
I-Fa Chang	and Chief Executive Officer (Principal Executive Officer)

/s/ Xuedong (Tony) Tian	Chief Financial Officer	April 15, 2025
Xuedong (Tony) Tian	(Principal Financial and Accounting Officer)

/s/ Hanzhong (Han) Li	Director	April 15, 2025
Hanzhong (Han) Li

/s/ Kevin D. Vassily	Director	April 15, 2025
Kevin D. Vassily

/s/ Teng-Wei Chen	Director	April 15, 2025
Teng-Wei Chen