Form 10-Q
period 2025-03-31
Aimfinity Investment Corp. I
filed 2025-06-20
CIK 1903464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of June 20, 2025, there were 1,758,476 of the registrant’s Class A ordinary shares, par value $0.0001 per share, including 1,072,957 Class A ordinary share tendered by public shareholders for redemption (excluding 5,000 Class A ordinary shares submitted for redemption withdrawal on April 16, 2025), and 2,012,500 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

AIMFINITY INVESTMENT CORP. I

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AIMFINITY INVESTMENT CORP. I

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash	$4,895	$4,895
Prepaid expenses	-	-
Total current assets	4,895	4,895

Cash and investments held in Trust Account	13,671,304	36,940,228
Total Assets	$13,676,199	$36,945,123

Liabilities, Temporary Equity, and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$929,541	$767,613
Working Capital Loan - related party	1,318,175	1,202,852
Extension Loan - related party	1,472,471	1,305,000
Total Current Liabilities	3,720,187	3,275,465

Deferred underwriters’ discount	2,817,500	2,817,500
Total Liabilities	6,537,687	6,092,965

Commitments and Contingencies

Ordinary shares subject to possible redemption,1,116,476 and 3,112,998 shares at redemption value of $12.25 and $11.87 per share as of March 31, 2025 and December 31, 2024, respectively	13,671,304	36,940,228

Shareholders’ Deficit:
Preference shares, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 492,000 issued and outstanding (excluding 1,116,476 and 3,112,998 shares subject to possible redemption as of March 31, 2025 and December 31, 2024, respectively)	49	49
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 2,012,500 shares issued and outstanding	201	201
Additional paid-in capital	-	-
Accumulated deficit	(6,533,042)	(6,088,320)
Total Shareholders’ Deficit	(6,532,792)	(6,088,070)
Total Liabilities, Temporary Equity and Shareholders’ Deficit	$13,676,199	$36,945,123

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AIMFINITY INVESTMENT CORP. I

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2025	March 31, 2024

Formation and operating costs	$277,251	$129,520
Loss from Operations	(277,251)	(129,520)

Other income:
Interest earned on cash and investments held in Trust Account	342,182	568,384

Net Income	$64,931	$438,864

Basic and diluted weighted ordinary average shares outstanding, subject to possible redemption	2,114,737	3,973,882
Basic and diluted net income per ordinary shares subject to possible redemption	$0.14	$0.15
Basic and diluted weighted average ordinary shares outstanding	2,504,500	2,504,500
Basic and diluted net loss per ordinary share attributable to Aimfinity Investment LLC	$(0.10)	$(0.06)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AIMFINITY INVESTMENT CORP. I

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

	For The Three Months Ended March 31, 2025
			Ordinary Shares				Additional		Total
	Preference shares		Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2024	-	$-	492,000	$49	2,012,500	$201	$-	$(6,088,320)	$(6,088,070)
Extension funds attributable to ordinary shares subject to redemption	-	-	-	-	-	-	-	(167,471)	(167,471)
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(342,182)	(342,182)
Net Income	-	-	-	-	-	-	-	64,931	64,931
Balance as of March 31, 2025	-	$-	492,000	$49	2,012,500	$201	$-	$(6,533,042)	$(6,532,792)

	For The Three Months Ended March 31, 2024
			Ordinary Shares				Additional		Total
	Preference shares		Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	-	$-	492,000	$49	2,012,500	$201	$-	$(4,474,695)	$(4,474,445)
Extension funds attributable to ordinary shares subject to redemption	-	-	-	-	-	-	-	(255,000)	(255,000)
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(568,384)	(568,384)
Net Income	-	-	-	-	-	-	-	438,864	438,864
Balance as of March 31, 2024	-	$-	492,000	$49	2,012,500	$201	$-	$(4,859,215)	$(4,858,965)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AIMFINITY INVESTMENT CORP. I

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2025	March 31, 2024
Cash Flows from Operating Activities:
Net income	$64,931	$438,864
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(342,182)	(568,384)
Changes in operating assets and liabilities:
Prepaid expenses	-	(47,680)
Accrued expense	161,928	(108,677)
Net cash used in operating activities	(115,323)	(285,877)

Cash Flows from Investing Activities:
Investment of Cash in Trust Account	(167,471)	(255,000)
Withdraw of investment held in trust account	23,778,577	-
Net cash provided by (used in) investing activities	23,611,106	(255,000)

Cash Flows from Financing Activities:
Ordinary shares redemption	(23,778,577)	-
Proceeds from extension loan	167,471	255,000
Proceeds from working capital loan	115,323	284,865
Net cash (used in) provided by financing activities	(23,495,783)	539,865

Net Change in Cash	-	(1,012)

Cash at beginning of the period	4,895	4,989
Cash at end of the period	$4,895	$3,977

Supplemental Disclosure of Non-cash Financing Activities
Extension funds attributable to ordinary shares subject to redemption	$167,471	$255,000
Accretion of carrying value to redemption value	$342,182	$568,384

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aimfinity Investment Corp. I
Notes To Unaudited Consolidated Financial Statements

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

As of March 31, 2025, the Company had not commenced any operations. The Company’s only activities from July 26, 2021 (inception) to March 31, 2025 were organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO (as defined below).

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

Transaction costs amounted to $5,117,607, consisting of $4,427,500 of underwriting fees and $690,107 of other offering costs. As of March 31, 2025 and December 31, 2024, cash of $4,895, were held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

Aimfinity Investment Corp. I
Notes To Unaudited Consolidated Financial Statements

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

Aimfinity Investment Corp. I
Notes To Unaudited Consolidated Financial Statements

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

As of March 31, 2025, the total of $1,472,471 was deposited into the Trust Account for the Public Shareholders, resulting in extensions of the period of time the Company has to consummate the initial business combination by May 28, 2025.

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

Aimfinity Investment Corp. I
Notes To Unaudited Consolidated Financial Statements

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

Aimfinity Investment Corp. I
Notes To Unaudited Consolidated Financial Statements

Going Concern Consideration

As of March 31, 2025, the Company had cash of $4,895 and a working deficit of $3,715,292. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of an initial business combination.

The Company’s cash and working capital as of March 31, 2025, are not sufficient to complete its planned activities to consummate an initial business combination for the upcoming year. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete an initial business combination by the Combination Deadline, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate an initial business combination will be successful by the Combination Deadline. As a result, management has determined that such additional conditions also raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited consolidated financial statements are issued. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

As a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate an initial business combination, or the operations of a target business with which the Company ultimately consummates an initial business combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate an initial business combination are not yet determinable. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results to be expected for any other interim period or for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on April 15, 2025.

Principles of consolidation

The unaudited consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, Purchase and Merger Sub, over which the Company exercises control. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

Aimfinity Investment Corp. I
Notes To Unaudited Consolidated Financial Statements

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $4,895 in cash as of March 31, 2025 and December 31, 2024. The Company had no cash equivalents as of March 31, 2025 and December 31, 2024.

Cash and Investments held in Trust Account

As of March 31, 2025 and December 31, 2024, the assets held in the Trust Account were held in money market funds, which invest in U.S. Treasury securities.

Earnings on investments held in the Trust Account are included in interest earned on cash and investments held in the Trust Account in the accompanying statement of operations. The estimated fair value of investments held in the Trust Account is determined using available market information.

Aimfinity Investment Corp. I
Notes To Unaudited Consolidated Financial Statements

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2025 and December 31, 2024, ordinary shares subject to possible redemption are presented at redemption value of $12.25 and $11.87 per share, respectively, as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Ordinary Shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Net (Loss) Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net (loss) income attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less interest and dividend income and unrealized gain or loss on investments in the Trust Account less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the Public Shareholders. As of March 31, 2025 and December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then shared in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Aimfinity Investment Corp. I
Notes To Unaudited Consolidated Financial Statements

The net income (loss) per share presented in the statements of operations is based on the following.

	For the Three Months Ended	For the Three Months Ended
	March 31, 2025	March 31, 2024
Net Income	$64,931	$438,864

Accretion of carrying value to redemption value	(509,653)	(823,384)
Net loss including accretion of carrying value of redemption value	$(444,722)	$(384,520)

	For the Three Months Ended		For the Three Months Ended
	March 31, 2025		March 31, 2024
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Ordinary	Ordinary	Ordinary	Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(203,599)	$(241,123)	$(235,867)	$(148,653)
Accretion of carrying value to redemption value	509,653	-	823,384	-
Allocation of net income/(loss)	$306,054	$(241,123)	$587,517	$(148,653)

Denominators:
Weighted-average shares outstanding	2,114,737	2,504,500	3,973,882	2,504,500
Basic and diluted net income/(loss) per share	$0.14	$(0.10)	$0.15	$(0.06)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of March 31, 2025 and December 31, 2024, none was over the Federal Deposit Insurance Corporation (FDIC) limit.

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
Notes To Unaudited Consolidated Financial Statements

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Aimfinity Investment Corp. I
Notes To Unaudited Consolidated Financial Statements

Recent Accounting Pronouncements

On November 4, 2024, the FASB issued ASU No. 2024-03, Expense Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 amends ASC 220, Comprehensive Income to expand income statement expense disclosures and require disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is required to be adopted for fiscal years commencing after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard on the Company’s unaudited consolidated financial statements.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited consolidated balance sheets, statements of operations and statements of cash flow.

Note 3 — Cash and Investment Held in Trust Account

As of March 31, 2025 and December 31, 2024, assets held in the Trust Account were comprised of $13,671,304 and $36,940,228, respectively, in money market funds which invest in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2025	December 31, 2024
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$13,671,304	$36,940,228
Total	1	$13,671,304	$36,940,228

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

Aimfinity Investment Corp. I
Notes To Unaudited Consolidated Financial Statements

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

As of March 31, 2025 and December 31, 2024, the amounts of ordinary shares reflected on the balance sheet are reconciled in the following table.

Ordinary shares subject to possible redemption, December 31, 2023	$43,794,663
Less:
Redemptions	(9,684,945)
Plus:
Extension funds attributable to ordinary shares subject to redemption	795,000
Accretion of carrying value to redemption value	2,035,510
Ordinary shares subject to possible redemption, December 31, 2024	$36,940,228
Less:
Redemptions	(23,778,577)
Plus:
Extension funds attributable to ordinary shares subject to redemption	167,471
Accretion of carrying value to redemption value	342,182
Ordinary shares subject to possible redemption, March 31, 2025	$13,671,304

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

In connection with the votes to approve the Charter Amendment Proposal, 1,996,522 Class A Ordinary Shares included in the new units of the Company were tendered for redemption. Upon the completion of the redemption of the Class A Ordinary Shares, the Class 2 warrants included in the new units that are attached to the redeemed Class A Ordinary Shares will be automatically forfeited and cancelled without any additional action by the holders. As of March 31, 2025, the Company completed the redemption of 1,996,522 Class A ordinary shares for a total redemption amount of $23,778,577.

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

Aimfinity Investment Corp. I
Notes To Unaudited Consolidated Financial Statements

Note 6 — Related Party Transactions

Founder Shares

On December 4, 2021, the Sponsor acquired 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. On March 18, 2022, the Sponsor surrendered to the Company for cancellation 862,500 founder shares for no consideration, resulting in the Company’s initial shareholders holding an aggregate of 2,012,500 Class B ordinary shares, or approximately $0.012 per share. As of March 31, 2025 and December 31, 2024, there were 2,012,500 founder shares issued and outstanding.

On March 29, 2022, the Sponsor transferred 20,000 founder shares to the Chief Financial Officer of the Company and 60,000 founder shares to certain members of the board of directors. If the officer and director nominee do not become an officer or director of the Company at the time of the Company’s initial public offering, is removed from office as director, or voluntarily resigns his position with the Company before a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination involving the Company (“the Triggering Event”), all of such shares shall be returned to Sponsor. Further, considering that in case an initial business combination does not occur these awards will be forfeited, it was deemed that the above terms result in the vesting provision whereby the share awards would vest only upon the consummation of an initial business combination or change of control event. As a result, any compensation expense in relation to these grants will be recognized at the Triggering Event. As a result, the Company recorded no compensation expense for the three months ended March 31, 2025 and 2024.

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

As of March 31, 2025, the Company determined that an initial business combination is not considered probable, and therefore, no stock-based compensation expense has been recognized. Total unrecognized compensation expense related to unvested founder shares as of March 31, 2025 amounted to approximately $111,744 and is expected to be recognized upon the Triggering Event.

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

Aimfinity Investment Corp. I
Notes To Unaudited Consolidated Financial Statements

Extension Loans — Related Party

As of March 31, 2025 and December 31, 2024, a total of $1,472,471 and $1,305,000 were deposited into the Trust Account for the public shareholders, resulting in extending the consummation of the initial business combination by April 28, 2025.

In April 2025, $55,824 have been deposited into the Trust Account for the Public Shareholders, resulting in additional one extensions of the period of time Aimfinity has to consummate the initial business combination by May 28, 2025.

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

As of March 31, 2025 and December 31, 2024, the Company has an outstanding loan balance of $1,472,471 and $1,305,000, respectively.

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

As of March 31, 2025 and December 31, 2024, the Company had $0 payable to the Sponsor. This payable is non-interest bearing, unsecured and is due on demand.

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

As of March 31, 2025 and December 31, 2024, the balance of the working capital loan are $1,318,175 and $1,202,852, respectively.

Aimfinity Investment Corp. I
Notes To Unaudited Consolidated Financial Statements

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

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2025 and December 31, 2024, there were 492,000 issued and outstanding (excluding 1,116,476 shares and 3,112,998 shares subject to possible redemption as of March 31, 2025 and December 31, 2024, respectively).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On December 4, 2021, the Company issued 2,875,000 Class B ordinary shares. On March 18, 2022, the Sponsor surrendered to the Company for cancellation 862,500 Class B ordinary shares for no consideration, resulting in the Company’s initial shareholders holding an aggregate of 2,012,500 so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after IPO. As of March 31, 2025 and December 31, 2024, there were 2,012,500 Class B ordinary shares issued and outstanding.

Aimfinity Investment Corp. I
Notes To Unaudited Consolidated Financial Statements

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

As of March 31, 2025, 8,542,000 Class 1 Warrants and 1,802,499 Class 2 Warrants   are outstanding. (including 492,000 Class 1 Warrants and 246,000 Class 2 Warrants underlying the Private Placement Units). As of December 31, 2024, 8,542,000 Class 1 Warrants and 1,802,499 Class 2 Warrants are outstanding (including 492,000 Class 1 Warrants and 246,000 Class 2 Warrants underlying the Private Placement Units). The Company will account for warrants as equity instruments in accordance with ASC 815, Derivatives and Hedging, based on the specific terms of the warrant agreement.

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

Aimfinity Investment Corp. I
Notes To Unaudited Consolidated Financial Statements

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

Note 9 — Segment information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance. The Company has adopted the guidance in ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in the accompanying unaudited consolidated financial statements using the retrospective method of adoption.

Aimfinity Investment Corp. I
Notes To Unaudited Consolidated Financial Statements

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Legal and professional services costs	$(136,444)	$(82,940)
Other formation and operating costs	(140,807)	(46,580)
Total formation and operating costs	(277,251)	(129,520)
Interest earned on cash and investment held in Trust	342,182	568,384
Net income	$64,931	$438,864

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when the unaudited consolidated financial statements were issued. Based on this review, management identified the following subsequent events that are required disclosure in the unaudited consolidated financial statements.

Promissory Notes

In April 2025, $55,824 have been deposited into the Trust Account for the Public Shareholders, resulting in one extension of the period of time Aimfinity has to consummate the initial business combination by May 28, 2025.

Exchange Agreement and Conversion of Promissory Notes

On April 8, 2025, the Company entered into an Exchange Agreement with Docter Inc., its merger subsidiaries, and Mr. I-Fa Chang, manager of the Company’s sponsor, in connection with its previously announced business combination with Docter. Under the agreement, the Company agreed to convert an aggregate of approximately $1.5 million of outstanding promissory notes, consisting of $1,472,471 in extension-related loans and $27,529 in working capital loans, into 150,000 private units.

Redemption

On April 16, 2025, 5,000 Class A ordinary shares submitted for redemption withdrawal.

Acquisition of Inkrock Holding Limited

On May 27, 2025, Aimfinity Investment Merger Sub I (“Pubco”), a wholly owned subsidiary of the Company, entered into a Securities Purchase Agreement with I-Fa Chang, a related party to the Company, to acquire 100% of the equity interests in Inkrock Holding Limited, a British Virgin Islands company, by issuing 687,054 of its ordinary shares to -Fa Chang as purchase consideration. Inkrock owns real property located in Mercer Island, Washington, which is subject to an outstanding mortgage balance of approximately $1.4 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Aimfinity Investment Corp. I. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Aimfinity Investment, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

In connection with the Third EGM, the AIMA Public Shareholders were afforded with an additional opportunity to redeem their AIMA Public Shares. As a result, 1,996,522 AIMA New Units, or about 64.2% of the public AIMA New Units issued and outstanding at the time, were submitted for redemption and the components thereof, including the Public Shares and the AIMA Class 2 Warrants thereof, were cancelled. As a result, an aggregate of approximately $23,778,577 were distributed from the Trust Account to the redeeming Public Shareholders. In connection with the Current Monthly Extensions, as of the date hereof, three Current Monthly Extension Payment in the aggregate amount of $279,119 have been deposited into the Trust Account, allowing Aimfinity to extend the Combination Period until June 28, 2025.

As of the date hereof, the Company made nine payments for First Charter Amendment Monthly Extensions, nine payments for Second Charter Amendment Monthly Extensions, and five payment for the Current Monthly Extension Payment into Trust Account for the Public Shareholders, resulting in an extension of the Combination Deadline to June 28, 2025.

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

Recent Development

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

Exchange Agreement and Conversion of Promissory Notes

On April 8, 2025, we entered into an Exchange Agreement with Docter Inc., its merger subsidiaries, and Mr. I-Fa Chang, manager of our Sponsor, in connection with its previously announced business combination with Docter. Under the agreement, we agreed to convert an aggregate of approximately $1.5 million of outstanding promissory notes, consisting of $1,472,471 in extension-related loans and $27,529 in working capital loans, into 150,000 private units.

Transfer of Listing from Nasdaq to OTC Market

On April 28, 2025, the Company received a notice (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”), stating that the Company did not comply with Nasdaq Interpretive Material IM-5101-2 (“IM-5101-2”), and that its securities are now subject to delisting.

According to the Notice, the Company’s securities on Nasdaq will be suspended at the opening of business on May 5, 2025, and a Form 25-NSE will be filed with the Securities and Exchange Commission (the “SEC”), which will remove the Company’s securities from listing on The Nasdaq Stock Market. On May 2, 2025, the Company received approval from the OTC Market Group, Inc. to have its securities traded on the OTC Market on May 5, 2025 under the tickers “AIMUF,” “AIMTF,” and “AIMWF”, for its units, new units and warrants, respectively, which were assigned by the Department of Market Operations of the Financial Industry Regulatory Authority (FINRA) on May 2, 2025.

Acquisition of Inkrock Holding Limited

On May 27, 2025, Pubco entered into a Securities Purchase Agreement with I-Fa Chang, a related party to the Company, to acquire 100% of the equity interests in Inkrock Holding Limited, a British Virgin Islands company, by issuing 687,054 of its ordinary shares to -Fa Chang as purchase consideration. Inkrock owns real property located in Mercer Island, Washington, which is subject to an outstanding mortgage balance of approximately $1.4 million.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 26, 2021 (inception) to March 31, 2025 were organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We may generate non-operating income in the form of interest income on cash and investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an Initial Business Combination.

For the three months ended March 31, 2025, we had a net income of $64,931 which consisted of interest income of $342,182 on cash and investments held in Trust Account which was offset by operating cost of $277,251.

For the three months ended March 31, 2024, we had a net income of $438,864 which consisted of interest income of $568,384 on cash and investments held in Trust Account which was offset by operating cost of $129,520.

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

As of March 31, 2025, $13,671,304 was held in the Trust Account in money market funds, which invest in U.S. Treasury Securities. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Initial Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete an Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of the date hereof, the Company has issued three promissory notes (the “Working Capital Notes”) to Mr. I-Fa Chang (the manager and designee of the sponsor of the Company): one on December 8, 2023, for up to $500,000, to be used for a portion of the Company’s working capital, one on April 8, 2024, for up to $500,000, to be used for a portion of the Company’s working capital, and one on October 21, 2024, for up to $1,500,000, to be used for a portion of the Company’s working capital. As of March 31, 2025, an aggregate of $1,318,175 of working capital loans have been provided by Mr. Chang under the Working Capital Notes, and it is expected that further working capital loans may be provided by Mr. Chang under the Working Capital Notes before the closing of the Business Combination.

As part of the transaction financing for the Docter Business Combination, on April 8, 2025, the Company, Purchaser, Docter, and Mr. Chang, as the holder of the Working Capital Notes and the Extension Notes, entered into an exchange agreement (the “AIMA Exchange Agreement”), pursuant to which all $1,472,471 under the Extension Notes and $27,529 under the Working Capital Notes will be converted into 150,000 Private Units of the Company, and the remaining balance of the Working Capital Notes, including any working capital loans that may be provided prior to the closing of the Business Combination, less $27,529 will be exchanged for such number of PubCo ordinary shares, par value $0.0001 per share (“PubCo ordinary shares”), at a conversion price of $10.00 per share. The Private Units are issued pursuant to the exemption from registration under Section 4(a)(2) of the Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

As of March 31, 2025, the Company, had $1,318,175 borrowings under the working capital loans.

As of March 31, 2025, the Company had cash of $4,895 and a working capital deficiency of $3,715,292.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited consolidated financial statements are issued. In addition, if the Company is unable to complete an initial business combination by the Combination Deadline, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate an initial business combination will be successful by the Combination Deadline. As a result, management has determined that such additional conditions also raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited consolidated financial statements are issued. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Pronouncements

On November 4, 2024, the FASB issued ASU No. 2024-03, Expense Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 amends ASC 220, Comprehensive Income to expand income statement expense disclosures and require disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is required to be adopted for fiscal years commencing after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard on the Company’s unaudited consolidated financial statements.

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

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer and General Counsel carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our Chief Executive Officer and General Counsel concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

Changes in Internal Control Over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to include risk factors in this Report. However, factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Prospectus, our annual report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”) as filed with the SEC on April 15, 2025, and in a proxy statement/prospectus in connection with the Docter Business Combination on the Form F-4 to be filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Prospectus and Annual Report.

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

As of the date hereof, the Company has issued three promissory notes (the “Working Capital Notes”) to Mr. I-Fa Chang (the manager and designee of the sponsor of the Company): one on December 8, 2023, for up to $500,000, to be used for a portion of the Company’s working capital, one on April 8, 2024, for up to $500,000, to be used for a portion of the Company’s working capital, and one on October 21, 2024, for up to $1,500,000, to be used for a portion of the Company’s working capital. As of March 31, 2025, an aggregate of $1,318,175 of working capital loans have been provided by Mr. Chang under the Working Capital Notes, and it is expected that further working capital loans may be provided by Mr. Chang under the Working Capital Notes before the closing of the Business Combination.

In addition, as of the date hereof, the Company has issued: (x) 9 promissory notes, from July 2023 to March 2024, each issued to Mr. Chang in the amount of $85,000 (collectively, the “First EGM Extension Notes”), pursuant to which Mr. Chang deposited $85,000 for each month to the trust account (the “Trust Account”) of the Company, maintained by U.S. Bank, N.A. as the trustee for the benefit of the public shareholders of the Company, to allow the Company to extend its deadline for completing an initial business combination for 9 one-month extensions from July 28, 2023 to April 28, 2024; (y) 9 promissory notes, from April 2024 to December 2024, each issued to Mr. Chang in the amount of $60,000 (collectively, the “Second EGM Extension Notes”), pursuant to which Mr. Chang deposited $60,000 for each month to the Trust Account, to allow the Company to extend its deadline for completing an initial business combination for 9 one-month extensions from April 28, 2024 to January 28, 2025; and (z) 4 promissory notes, from January 2025 to April 2025, each issued to Mr. Chang in the amount of $55,824 (collectively, the “Third EGM Extension Notes,” and together with the First EGM Extension Notes and the Second EGM Extension Notes, the “Extension Notes”), pursuant to which Mr. Chang deposited $55, 824 for each month to the Trust Account, to allow the Company to extend its deadline for completing an initial business combination for 3 one-month extensions from January 28, 2025 to May 28, 2025.

Pursuant to the Merger Agreement and the Prospectus, up to $1,500,000 of the Working Capital Notes or Extension Notes may be converted into private placement units of the Company (the “Private Units”), each of which is the same as the private placement units sold in the private sales consummated simultaneously with the initial public offering of the Company, as described in the Prospectus.

As part of the transaction financing, on April 8, 2025, the Company, Purchaser, Docter, and Mr. Chang, as the holder of the Working Capital Notes and the Extension Notes, entered into an exchange agreement (the “AIMA Exchange Agreement”), pursuant to which all $1,472,471 under the Extension Notes and $27,529 under the Working Capital Notes will be converted into 150,000 Private Units of the Company, and the remaining balance of the Working Capital Notes, including any working capital loans that may be provided prior to the closing of the Business Combination, less $27,529 will be exchanged for such number of PubCo ordinary shares, par value $0.0001 per share (“PubCo ordinary shares”), at a conversion price of $10.00 per share. The Private Units are issued pursuant to the exemption from registration under Section 4(a)(2) of the Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

As previously announced by Aimfinity Investment Corp. I (the “Company”), in a Current Report on Form 8-K on May 1, 2025, the Company received a notice (the “Notice”) on April 28, 2025 from the Nasdaq Stock Market LLC (“Nasdaq”), stating that the Company did not comply with Nasdaq Interpretive Material IM-5101-2 (“IM-5101-2”), and that its securities are now subject to delisting.

According to the Notice, the Company’s securities on Nasdaq will be suspended at the opening of business on May 5, 2025, and a Form 25-NSE will be filed with the Securities and Exchange Commission (the “SEC”), which will remove the Company’s securities from listing on The Nasdaq Stock Market. On May 2, 2025, the Company received approval from the OTC Market Group, Inc. to have its securities traded on the OTC Market on May 5, 2025 under the tickers “AIMUF,” “AIMTF,” and “AIMWF”, for its units, new units and warrants, respectively, which were assigned by the Department of Market Operations of the Financial Industry Regulatory Authority (FINRA) on May 2, 2025.

The Business Combination with Docter, which received shareholder approval on March 27, 2025, will not be materially affected by the venue change, as AIMA and Docter remain committed to working closely to secure Nasdaq listing approval for the post-combined entity and to close the Business Combination as soon as practicable.

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

Aimfinity Investment Corp. I

Date: June 20, 2025	By:	/s/ I-Fa Chang
I-Fa Chang
Chief Executive Officer

Aimfinity Investment Corp. I

Date: June 20, 2025	By:	/s/ Xuedong (Tony) Tian
Xuedong (Tony) Tian
Chief Financial Officer