Form 10-Q
period 2025-09-30
Aimfinity Investment Corp. I
filed 2025-12-23
CIK 1903464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of December 23, 2025, there were 1,185,487 of the registrant’s Class A ordinary shares, par value $0.0001 per share, including 543,487 Class A ordinary share tendered by public shareholders for redemption in connection with the business combination, and 2,012,500 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

AIMFINITY INVESTMENT CORP. I

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AIMFINITY INVESTMENT CORP. I

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	SEPTEMBER 30, 2025	DECEMBER 31, 2024
Assets
Cash	$3,517	$4,895
Total current assets	3,517	4,895

Cash and investments held in Trust Account	14,294,569	36,940,228
Total Assets	$14,298,086	$36,945,123

Liabilities, Temporary Equity, and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$915,256	$767,613
Working Capital Loan - related party	1,539,134	1,202,852
Extension Loan - related party	334,942	1,305,000
Total Current Liabilities	2,789,332	3,275,465

Deferred underwriters’ discount	2,817,500	2,817,500
Total Liabilities	5,606,832	6,092,965

Commitments and Contingencies (Note 7)

Ordinary shares subject to possible redemption, 1,116,476 and 3,112,998 shares at redemption value of $12.80 and $11.87 per share as of September 30, 2025 and December 31, 2024, respectively	14,294,569	36,940,228

Shareholders’ Deficit:
Preference shares, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 642,000 and 492,000 issued and outstanding (excluding 1,116,476 and 3,112,998 shares subject to possible redemption as of September 30, 2025 and December 31, 2024, respectively)	64	49
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 2,012,500 shares issued and outstanding	201	201
Additional paid-in capital	1,499,985	-
Accumulated deficit	(7,103,565)	(6,088,320)
Total Shareholders’ Deficit	(5,603,315)	(6,088,070)
Total Liabilities, Temporary Equity and Shareholders’ Deficit	$14,298,086	$36,945,123

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AIMFINITY INVESTMENT CORP. I

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Formation and operating costs	$103,316	$439,739	$512,832	$700,955
Loss from Operations	(103,316)	(439,739)	(512,832)	(700,955)

Other income:
Interest earned on cash and investments held in Trust Account	145,564	464,528	630,505	1,603,118

Net Income	$42,248	$24,789	$117,673	$902,163

Basic and diluted weighted ordinary average shares outstanding, subject to possible redemption	1,116,476	311,998	1,430,946	3,565,433
Basic and diluted net income per ordinary shares subject to possible redemption	$0.21	$0.10	$0.54	$0.41
Basic and diluted weighted average ordinary shares outstanding	2,654,500	2,504,500	2,600,654	2,504,500
Basic and diluted net loss per ordinary share attributable to Aimfinity Investment LLC	$(0.07)	$(0.11)	$(0.25)	$(0.22)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AIMFINITY INVESTMENT CORP. I

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

	For the Nine Months Ended September 30, 2025
	Preference shares		Ordinary Shares				Additional		Total
			Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2024	-	$-	492,000	$49	2,012,500	$201	$-	$(6,088,320)	$(6,088,070)
Extension funds attributable to ordinary shares subject to redemption	-	-	-	-	-	-	-	(167,471)	(167,471)
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(342,182)	(342,182)
Net Income	-	-	-	-	-	-	-	64,931	64,931
Balance as of March 31, 2025	-	-	492,000	49	2,012,500	201	-	(6,533,042)	(6,532,792)
Extension funds attributable to ordinary shares subject to redemption	-	-	-	-	-	-	-	(167,471)	(167,471)
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(142,759)	(142,759)
Issuance of Class A Ordinary Shares upon conversion of working capital loan - related party , and extension loan - related party	-	-	150,000	15	-	-	1,499,985	-	1,500,000
Net Income	-	-	-	-	-	-	-	10,494	10,494
Balance as of June 30, 2025	-	-	642,000	64	2,012,500	201	1,499,985	(6,832,778)	(5,332,528)
Extension funds attributable to ordinary shares subject to redemption	-	-	-	-	-	-	-	(167,471)	(167,471)
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(145,564)	(145,564)
Net Income	-	-	-	-	-	-	-	42,248	42,248
Balance as of September 30, 2025	-	$-	642,000	$64	2,012,500	$201	$1,499,985	$(7,103,565)	$(5,603,315)

	For the Nine Months Ended September 30, 2024
	Preference shares		Ordinary Shares				Additional		Total
			Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	-	$-	492,000	$49	2,012,500	$201	$-	$(4,474,695)	$(4,474,445)
Extension funds attributable to ordinary shares subject to redemption	-	-	-	-	-	-	-	(255,000)	(255,000)
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(568,384)	(568,384)
Net Income	-	-	-	-	-	-	-	438,864	438,864
Balance as of March 31, 2024	-	-	492,000	49	2,012,500	201	-	(4,859,215)	(4,858,965)
Extension funds attributable to ordinary shares subject to redemption	-	-	-	-	-	-	-	(180,000)	(180,000)
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(570,206)	(570,206)
Net Income	-	-	-	-	-	-	-	438,510	438,510
Balance as of June 30, 2024	-	-	492,000	49	2,012,500	$201	-	(5,170,911)	(5,170,661)
Extension funds attributable to ordinary shares subject to redemption	-	-	-	-	-	-	-	(180,000)	(180,000)
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(464,528)	(464,528)
Net Income	-	-	-	-	-	-	-	24,789	24,789
Balance as of September 30, 2024	-	$-	492,000	$49	2,012,500	$201	$-	$(5,790,650)	$(5,790,400)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AIMFINITY INVESTMENT CORP. I

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Cash Flows from Operating Activities:
Net income	$117,673	$902,163
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(630,505)	(1,603,118)
Changes in operating assets and liabilities:
Prepaid expenses	-	(7,180)
Accrued expense	147,643	227,454
Net cash used in operating activities	(365,189)	(480,681)

Cash Flows from Investing Activities:
Investment of Cash in Trust Account	(502,413)	(615,000)
Withdraw of cash and investments held in trust account	23,778,577	9,684,945
Net cash provided by investing activities	23,276,164	9,069,945

Cash Flows from Financing Activities:
Ordinary shares redemption	(23,778,577)	(9,684,945)
Proceeds from extension loan	502,413	615,000
Proceeds from working capital loan	363,811	480,587
Net cash used in financing activities	(22,912,353)	(8,589,358)

Net Change in Cash	(1,378)	(94)

Cash at beginning of the period	4,895	4,989
Cash at end of year	$3,517	$4,895

Supplemental Disclosure of Non-cash Financing Activities
Extension funds attributable to ordinary shares subject to redemption	$502,413	$615,000
Accretion of carrying value to redemption value	$630,505	$1,603,118
Issuance of Class A Ordinary Shares upon conversion of working capital loan - related party, and extension loan - related party	$1,500,000	$-

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

As of September 30, 2025, the Company had not commenced any operations. The Company’s only activities from July 26, 2021 (inception) to September 30, 2025 were organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO (as defined below).

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

Transaction costs amounted to $5,117,607, consisting of $4,427,500 of underwriting fees and $690,107 of other offering costs. As of September 30, 2025 and December 31, 2024, cash of $3,517 and $4,895, were held outside of the Trust Account (as defined below) and is available for working capital purposes, respectively.

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

On October 27, 2025, the Company held a fourth extraordinary general meeting of shareholders (the “Fourth EGM”). At the Fourth EGM, the shareholders of the Company, by special resolution, approved the proposal to amend the Company’s then-effective amended and restated memorandum and articles of association (the “Fourth Charter Amendment”) to (i) allow the Company until October 28, 2025 to consummate an initial business combination, and to (ii) elect to extend the Combination Deadline up to nine times, each by an additional one-month period (each a “Fourth Charter Amendment Monthly Extension”), for a total of up to nine months to July 28, 2025, by depositing to the Company’s Trust Account the amount of $500 for each one-month extension (the “Fourth Charter Amendment Monthly Extension”). Under Cayman Islands law, the Fourth Charter Amendment took effect upon approval of the Fourth Charter Amendment Proposal by the shareholders at the Fourth EGM.

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

As of the date of the issuance of these unaudited consolidated financial statements, the total of $1,808,413 was deposited into the Trust Account for the Public Shareholders, resulting in extensions of the period of time the Company has to consummate the initial business combination by December 28, 2025.

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

Aimfinity Investment Corp. I
Notes To Unaudited Consolidated Financial Statements

Going Concern Consideration

As of September 30, 2025, the Company had cash of $3,517 and a working deficit of $2,785,815. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of an initial business combination.

The Company’s cash and working capital as of September 30, 2025, are not sufficient to complete its planned activities to consummate an initial business combination for the upcoming year. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete an initial business combination by the Combination Deadline, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate an initial business combination will be successful by the Combination Deadline. As a result, management has determined that such additional conditions also raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited consolidated financial statements are issued. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $3,517 and $4,895 in cash as of September 30, 2025 and December 31, 2024, respectively. The Company had no cash equivalents as of September 30, 2025 and December 31, 2024.

Cash and Investments held in Trust Account

As of September 30, 2025 and December 31, 2024, the assets held in the Trust Account were held in money market funds, which invest in U.S. Treasury securities.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2025 and December 31, 2024, ordinary shares subject to possible redemption are presented at redemption value of $12.52 and $11.87 per share, respectively, as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Ordinary Shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Net (Loss) Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net (loss) income attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less interest and dividend income and unrealized gain or loss on investments in the Trust Account less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the Public Shareholders. As of September 30, 2025 and December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then shared in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Aimfinity Investment Corp. I
Notes To Unaudited Consolidated Financial Statements

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Net income	$42,248	$24,789	$117,673	$902,163
Accretion of carrying value to redemption value	(313,035)	(644,528)	(1,132,918)	(2,218,118)
Net loss including accretion of carrying value of Redemption value	$(270,787)	$(619,739)	$(1,015,245)	$(1,315,955)

	For the Three Months Ended		For the Three Months Ended
	September 30, 2025		September 30, 2024
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(80,172)	$(190,615)	$(343,435)	$(276,304)
Accretion of carrying value to redemption value	313,035	-	644,528	-
Allocation of net income/(loss)	$232,863	$(190,615)	$301,093	$(276,304)

Denominators:
Weighted-average shares outstanding	1,116,476	2,654,500	3,112,998	2,504,500
Basic and diluted net income/ (loss) per share	$0.21	$(0.07)	$0.10	$(0.11)

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2025		September 30, 2024
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(360,343)	$(654,902)	$(772,982)	$(542,973)
Accretion of carrying value to redemption value	1,132,918	-	2,218,118	-
Allocation of net income/(loss)	$772,575	$(654,902)	$1,445,136	$(542,973)

Denominators:
Weighted-average shares outstanding	1,430,946	2,600,654	3,565,433	2,504,500
Basic and diluted net income/ (loss) per share	$0.54	$(0.25)	$0.41	$(0.22)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of September 30, 2025 and December 31, 2024, none was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Aimfinity Investment Corp. I
Notes To Unaudited Consolidated Financial Statements

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 3 — Cash and Investments Held in Trust Account

As of September 30, 2025 and December 31, 2024, assets held in the Trust Account were comprised of $14,294,569 and $36,940,228, respectively, in money market funds which invest in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2025	December 31, 2024
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$14,294,569	$36,940,228

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

As of September 30, 2025 and December 31, 2024, the amounts of ordinary shares reflected on the balance sheet are reconciled in the following table.

Ordinary shares subject to possible redemption, December 31, 2023	$43,794,663
Less:
Redemptions	(9,684,945)
Plus:
Extension funds attributable to ordinary shares subject to redemption	795,000
Accretion of carrying value to redemption value	2,035,510
Ordinary shares subject to possible redemption, December 31, 2024	$36,940,228
Less:
Redemptions	(23,778,577)
Plus:
Extension funds attributable to ordinary shares subject to redemption	502,413
Accretion of carrying value to redemption value	630,505
Ordinary shares subject to possible redemption, September 30, 2025	$14,294,569

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

In connection with the votes to approve the Charter Amendment Proposal, 1,996,522 Class A Ordinary Shares included in the new units of the Company were tendered for redemption. Upon the completion of the redemption of the Class A Ordinary Shares, the Class 2 warrants included in the new units that are attached to the redeemed Class A Ordinary Shares will be automatically forfeited and cancelled without any additional action by the holders. As of September 30, 2025, the Company completed the redemption of 1,996,522 Class A ordinary shares for a total redemption amount of $23,778,577.

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

Note 6 — Related Party Transactions

Founder Shares

On December 4, 2021, the Sponsor acquired 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. On March 18, 2022, the Sponsor surrendered to the Company for cancellation 862,500 founder shares for no consideration, resulting in the Company’s initial shareholders holding an aggregate of 2,012,500 Class B ordinary shares, or approximately $0.012 per share. As of September 30, 2025 and December 31, 2024, there were 2,012,500 founder shares issued and outstanding.

On March 29, 2022, the Sponsor transferred 20,000 founder shares to the Chief Financial Officer of the Company and 60,000 founder shares to certain members of the board of directors. If the officer and director nominee do not become an officer or director of the Company at the time of the Company’s initial public offering, is removed from office as director, or voluntarily resigns his position with the Company before a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination involving the Company (“the Triggering Event”), all of such shares shall be returned to Sponsor. Further, considering that in case an initial business combination does not occur these awards will be forfeited, it was deemed that the above terms result in the vesting provision whereby the share awards would vest only upon the consummation of an initial business combination or change of control event. As a result, any compensation expense in relation to these grants will be recognized at the Triggering Event. As a result, the Company recorded no compensation expense for the nine months ended September 30, 2025 and 2024.

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

As of September 30, 2025, the Company determined that an initial business combination is not considered probable, and therefore, no stock-based compensation expense has been recognized. Total unrecognized compensation expense related to unvested founder shares as of September 30, 2025 amounted to approximately $111,744 and is expected to be recognized upon the Triggering Event.

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

Extension Loans — Related Party

As of September 30, 2025 and December 31, 2024, a total of $1,807,413 and $1,305,000 were deposited into the Trust Account for the public shareholders, resulting in extending the consummation of the initial business combination by October 28, 2025.

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

On April 8, 2025, the Company entered into an Exchange Agreement with Docter Inc., its merger subsidiaries, and Mr. I-Fa Chang, sole member and manager of the Sponsor, in connection with its previously announced business combination with Docter. Under the agreement, the Company agreed to convert an aggregate of $1,500,000 of outstanding promissory notes, consisting of $1,472,471 in extension-related loans and $27,529 in working capital loans, into 150,000 private units.

As of September 30, 2025 and December 31, 2024, the Company has an outstanding loan balance of $334,942 and $1,305,000, respectively.

Aimfinity Investment Corp. I
Notes To Unaudited Consolidated Financial Statements

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

As of September 30, 2025 and December 31, 2024, the Company had $0 payable to the Sponsor. This payable is non-interest bearing, unsecured and is due on demand.

Working Capital Loans

On December 8, 2023 and on April 4, 2024, the Company issued two promissory note to I-Fa Chang, sole member and manager of the Sponsor, under which I-Fa Chang agreed to loan the Company up to $1,000,000 to be used for a portion of the working capital. This loan is non-interest bearing, unsecured and is due at the earlier of (1) the date on which the Company consummates its initial business combination or (2) the date on which the Company liquidates and dissolves. I-Fa Chang, as the payee, has the right, but not the obligation, to convert the note, in whole or in part, into Private Placement Units of the Company, that are identical to the Private Placement Units issued by the Company in the Private Placement consummated simultaneously with the Company’s IPO, subject to certain exceptions, as described in the IPO Prospectus, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the initial business combination. The number of Private Placement Units to be received by I-Fa Chang in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to I-Fa Chang by (y) $10.00.

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

On April 8, 2025, the Company entered into an Exchange Agreement with Docter Inc., its merger subsidiaries, and I-Fa Chang, sole member and manager of the Sponsor, in connection with its previously announced business combination with Docter. Under the agreement, the Company agreed to convert an aggregate of $1,500,000 of outstanding promissory notes, consisting of $1,472,471 in extension-related loans and $27,529 in working capital loans, into 150,000 private units.

As of September 30, 2025 and December 31, 2024, the balance of the working capital loan are $1,539,134 and $1,202,852, respectively.

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

On June 13, 2025, the Company, Pubco, Merger Sub, and Docter entered into agreements for the satisfaction and discharge of indebtedness (each a “Discharge Agreement”, together, the “Discharge Agreements”) with D. Boral Capital LLC (f/k/a EF Hutton LLC, division of Benchmark Investments, LLC, “D. Boral”) and US Tiger Securities, Inc. (“US Tiger”), respectively. D. Boral and US Tiger were the underwriters of the IPO, and the Discharge Agreements have identical terms and conditions. Pursuant to the Discharge Agreements, in lieu of payment of the deferred underwriting commission of $2,817,500, each of D. Boral and US Tiger will accept (1) $80,000 in cash at the closing of the Business Combination; and (2) 132,875 PubCo ordinary shares at the closing of the Business Combination, subject to any adjustments as provided in the Discharge Agreements.

Stock Purchase Agreement with Horn PIPE Investor

On July 25, 2025, Pubco and Horn Enterprise entered into a stock purchase agreement with each of Ji-Jung Chou, a Taiwanese national, and Shi-Jyun Lan, a Taiwanese national (together, the “Horn PIPE Investors”), pursuant to each of which, each Horn PIPE Investor agreed to purchase from Pubco such number of ordinary shares of Pubco, par value $0.0001 per share (the “Purchaser Shares”), equal to the outstanding principal amount of a non-interest bearing loan of $45,000,000 New Taiwanese Dollars (or approximately $1,536,413) Horn borrowed from such PIPE Investor, divided by $10.00, immediately prior to or at the closing of the Business Combination. The PIPE Investors shall accept the Purchaser Shares in satisfaction of the repayment of the loans in lieu of repayment by Horn in cash.

Stock Purchase Agreement with Inkrock and I-Fa Chang

On May 27, 2025, Aimfinity Investment Merger Sub I (“PubCo”), a wholly owned subsidiary of the Company, entered into a Securities Purchase Agreement (“SPA”) with I-Fa Chang, sole member and manager of the Sponsor, to acquire 100% of the equity interests in Inkrock Holding Limited (“Inkrock”), a British Virgin Islands company, by issuing 687,054 of its ordinary shares to I-Fa Chang as consideration for the purchase of 50,000 Inkrock shares. The closing of the transaction shall occur upon the completion of the Business Combination. The SPA terminates upon the earlier of (i) the Merger Agreement is terminated or (ii) the last day by which the Company must complete a business combination which is presently December 28, 2025. Upon the execution of the SPA, PubCo issued 687,054 of its ordinary shares to I-Fa Chang, however, the 50,000 Inkrock shares were not transferred to PubCo yet. Inkrock owns real property located in Mercer Island, Washington, which is subject to an outstanding mortgage balance of approximately $1.4 million. On October 6, 2025, PubCo, Inkrock and I-Fa Chang entered into a termination agreement related to the SPA. (see Note 11)

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Aimfinity Investment Corp. I
Notes To Unaudited Consolidated Financial Statements

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2025 and December 31, 2024, there were 642,000, and 492,000 Class A ordinary shares issued and outstanding (excluding 1,116,476 shares and 3,112,998 shares subject to possible redemption as of September 30, 2025 and December 31, 2024, respectively).

On April 8, 2025, the Company entered into an Exchange Agreement with Docter Inc., its merger subsidiaries, and Mr. I-Fa Chang, sole member and manager of the Sponsor, in connection with its previously announced business combination with Docter. Under the agreement, the Company agreed to convert an aggregate of $1,500,000 of outstanding promissory notes, consisting of $1,472,471 in extension-related loans and $27,529 in working capital loans, into 150,000 private units.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On December 4, 2021, the Company issued 2,875,000 Class B ordinary shares. On March 18, 2022, the Sponsor surrendered to the Company for cancellation 862,500 Class B ordinary shares for no consideration, resulting in the Company’s initial shareholders holding an aggregate of 2,012,500 so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after IPO. As of September 30, 2025 and December 31, 2024, there were 2,012,500 Class B ordinary shares issued and outstanding.

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

Aimfinity Investment Corp. I
Notes To Unaudited Consolidated Financial Statements

As of September 30, 2025, 8,692,000 Class 1 Warrants and 1,802,499 Class 2 Warrants are outstanding. (including 642,000 Class 1 Warrants and 246,000 Class 2 Warrants underlying the Private Placement Units). As of December 31, 2024, 8,542,000 Class 1 Warrants and 1,802,499 Class 2 Warrants are outstanding (including 492,000 Class 1 Warrants and 246,000 Class 2 Warrants underlying the Private Placement Units). The Company will account for warrants as equity instruments in accordance with ASC 815, Derivatives and Hedging, based on the specific terms of the warrant agreement.

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

Aimfinity Investment Corp. I
Notes To Unaudited Consolidated Financial Statements

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Legal and professional services costs	$(47,000)	$(387,250)	$(251,342)	$(470,190)
Other formation and operating costs	(56,316)	(52,489)	(214,490)	(230,765)
Total formation and operating costs	(103,316)	(439,739)	(512,832)	(700,955)
Interest earned on cash and investment held in Trust	145,564	464,528	630,505	1,603,118
Net income	$42,248	$24,789	$117,673	$902,163

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

Aimfinity Investment Corp. I
Notes To Unaudited Consolidated Financial Statements

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when the unaudited consolidated financial statements were issued. Based on this review, management identified the following subsequent events that are required disclosure in the unaudited consolidated financial statements.

On October 6, 2025, PubCo, Inkrock and I-Fa Chang entered into a termination agreement, pursuant to which Mr. Chang agreed to surrender and forefeit 687,054 ordinary shares issued by PubCo to Mr. Chang pursuant to the SPA, and the parties agreed to terminate the SPA and release each of the parties from any further obligations under the SPA. In its place, On October 7, 2025, PubCo, Inkrock and Mr. Chang entered into a Securities Purchase Agreement, pursuant to which PubCo will acquire 100% of the equity interests in Inkrock from Mr. Chang and will issue 687,054 of its ordinary shares to Mr. Chang as consideration for the purchase of the Inkrock shares, upon the closing of the Business Combination.

On October 27, 2025, the Company held an extraordinary general meeting (the “EGM”), where the shareholders of the Company approved an amendment (the “Extension Amendment”) to the Company’s fourth amended and restated memorandum and articles of associations (the “Charter”) to allow the Company until December 28, 2025 to consummate an initial business combination and may elect to extend the period to consummate an initial business combination up to nine times, each by an additional one-month period (each, a “Monthly Extension”), for a total of up to nine months to July 28, 2026, by depositing into the Company’s trust account (the “Trust Account”) $500 for each one-month extension.

From October to November 2025, $1,000 have been deposited into the Trust Account for the Public Shareholders, resulting in one extension of the period of time Aimfinity has to consummate the initial business combination by December 28, 2025.

On October 30, 2025, 572,989 Class A ordinary shares of the Company were tendered for redemption (including any redemptions previously submitted in connection with the Business Combination before the Company’s extraordinary general meeting on March 27, 2025 (the “Business Combination EGM”) and withdrawn and resubmitted in connection with the Extension EGM). The 572,989 Class A ordinary shares tendered for redemptions are being processed for cancellation and for payment by the transfer agent and trust agent of the Company.

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

On January 9, 2025, the Company held a third extraordinary general meeting of shareholders (the “Third EGM”). At the Third EGM, the shareholders of the Company, by special resolution, approved the proposal to amend the Company’s then-effective amended and restated memorandum and articles of association (the “Third Charter Amendment”) to (i) allow the Company until January 28, 2025 to consummate an initial business combination, and to (ii) elect to extend the Combination Deadline up to nine times, each by an additional one-month period (each a “Third Charter Amendment Monthly Extension”), for a total of up to nine months to October 28, 2025, by depositing to the Company’s Trust Account the amount of $0.05 for each Public Share for each one-month extension (the “Third Charter Amendment Monthly Extension”). Under Cayman Islands law, the Third Charter Amendment took effect upon approval of the Third Charter Amendment Proposal by the shareholders at the Third EGM. Pursuant to the Third Charter Amendment, a total of 9 one-month extensions, each in the amount of $55,823.8 (each, a “Third Charter Amendment Monthly Extension”), were sought by the Company, with a total of $502,414.2 deposited by the Sponsor or its designee to the Trust Account, extending the Combination Deadline from January 28, 2025 to October 28, 2025.

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

On October 27, 2025, the Company held a fourth extraordinary general meeting of shareholders (the “Fourth EGM”). At the Fourth EGM, the shareholders of the Company, by special resolution, approved the proposal to amend the Company’s then-effective amended and restated memorandum and articles of association (the “Fourth Charter Amendment”) to (i) allow the Company until October 28, 2025 to consummate an initial business combination, and to (ii) elect to extend the Combination Deadline up to nine times, each by an additional one-month period (each a “Fourth Charter Amendment Monthly Extension”), for a total of up to nine months to July 28, 2025, by depositing to the Company’s Trust Account the amount of $500 for each one-month extension (the “Fourth Charter Amendment Monthly Extension”). Under Cayman Islands law, the Fourth Charter Amendment took effect upon approval of the Fourth Charter Amendment Proposal by the shareholders at the Fourth EGM.

In connection with the Fourth EGM, the AIMA Public Shareholders were afforded with an additional opportunity to redeem their AIMA Public Shares. As a result, 572,989 AIMA New Units, or about 51.3% of the public AIMA New Units issued and outstanding at the time, were submitted for redemption and the components thereof, including the Public Shares and the AIMA Class 2 Warrants thereof, were cancelled. As a result, an aggregate of approximately $7,357,178.76 were distributed from the Trust Account to the redeeming Public Shareholders. In connection with the Fourth Monthly Extensions, as of the date hereof, two payments for the Forth Charter Amendment Monthly Extension in the aggregate amount of $1,000 have been deposited into the Trust Account, allowing Aimfinity to extend the Combination Period until December 28, 2025.

As of the date hereof, the Company made nine payments for First Charter Amendment Monthly Extensions, nine payments for Second Charter Amendment Monthly Extensions, nine payments for the Third Charter Amendment Monthly Extensions into Trust Account for the Public Shareholders, and two payments for the Fourth Charter Amendment Monthly Extensions into resulting in an extension of the Combination Deadline to October 28, 2025.

For each payment in connection with the First Charter Amendment Monthly Extensions, the Second Charter Amendment Monthly Extensions, or the Fourth Monthly Extensions, on the date such payment was deposited to the Company’s Trust Account, we issued an unsecured promissory note to I-Fa Chang to evidence the payments made by him for the deposit of such payment (in the amount of $85,000, $60,000, $55,823.8 or $500), as the case may be (in each case, a “Monthly Extension Note”).

Each of such Monthly Extension Notes has the same terms, except with regard to the amount. Each note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of the Company’s Initial Business Combination or (ii) the date of expiry of the term of the Company (the “Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) an enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case such Monthly Extension Note may be accelerated.

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

As of the date hereof, the Company has issued three promissory notes (the “Working Capital Notes”) to Mr. Chang (the manager and designee of the sponsor of the Company): one on December 8, 2023, for up to $500,000, to be used for a portion of the Company’s working capital, one on April 8, 2024, for up to $500,000, to be used for a portion of the Company’s working capital, and one on October 21, 2024, for up to $1,500,000, to be used for a portion of the Company’s working capital. As of September 30, 2025, an aggregate of $1,539,134 of working capital loans have been provided by Mr. Chang under the Working Capital Notes, and it is expected that further working capital loans may be provided by Mr. Chang under the Working Capital Notes before the closing of the Business Combination.

Pursuant to the Merger Agreement, up to $1,500,000 in Working Capital Notes or Monthly Extension Notes may be converted into private units of the Company, each of which is the same as the private placement units sold in the private sales consummated simultaneously with the initial public offering of the Company.

Pursuant to a certain exchange agreement, dated April 8, 2025, by and among the Company, Mr. Chang and certain other parties to the Merger Agreement, upon the closing of the Business Combination by and between the Company and Docter, all $1,472,471 under the Monthly Extension Notes outstanding and $27,529 under the Working Capital Notes outstanding will be converted into 150,000 Private Units of the Company, and the remaining balance of the Working Capital Notes, including any working capital loans that may be provided prior to the closing of the Business Combination, and any additional Monthly Extension Notes outstanding, less $27,529, will be exchanged for such number of Purchaser ordinary shares, par value $0.0001 per share (“Purchaser ordinary shares”), at a conversion price of $10.00 per share.

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

Also on April 8, the Company, Purchaser, Docter, and Mr. Chang, as the holder of certain Working Capital Notes and the Monthly Extension Notes, entered into an exchange agreement (the “AIMUF Exchange Agreement”), dated April 8, 2025, by and among the (as defined therein), all $1,472,471 under the Extension Notes and $27,529 under the Working Capital Notes will be converted into 150,000 private placement units of AIMUF, and the remaining balance of the Working Capital Notes, including any working capital loans that may be provided prior to the closing of the Business Combination, and any additional Monthly Extension Notes outstanding, less $27,529, will be exchanged for such number of PubCo Ordinary Shares at a conversion price of $10.00 per share.

Pursuant to a certain securities purchase agreement, dated May 27, 2025, by and between Purchaser and I-Fa Chang, sole member and manager of the Sponsor, and Inkrock Holding Limited, a British Virgin Islands company, Purchaser issued 687,054 ordinary shares, par value $0.0001 per share to I-Fa Chang in exchange for acquiring the control of Inkrock Holding Limited from I-Fa Chang. Inkrock Holding Limited owns a real property located in Mercer Island, Washington State.

On July 25, 2025, Purchaser and Horn Enterprise entered into a stock purchase agreement with each of Ji-Jung Chou, a Taiwanese national, and Shi-Jyun Lan, a Taiwanese national (together with Ji-Jung Chou, the “Horn PIPE Investors”), pursuant to each of which, each Horn PIPE Investor agreed to purchase from Purchaser such number of ordinary shares of Purchaser, par value $0.0001 per share (the “Purchaser Shares”), equal to the outstanding principal amount of a non-interest bearing loan of $45,000,000 New Taiwanese Dollar (or approximately $1,536,413) Horn borrowed from such PIPE Investor, divided by $10.00, immediately prior to or at the closing of the Business Combination.  The PIPE Investors shall accept the Purchaser Shares as satisfaction of the payment of their loans in lieu of repayment of loans by Horn in cash.

Discharge Agreements

On June 13, 2025, the Company, Purchaser, Merger Sub, and Docter entered into agreements for the satisfaction and discharge of indebtedness (each a “Discharge Agreement”, together, the “Discharge Agreements”) with D. Boral Capital LLC (f/k/a EF Hutton LLC, division of Benchmark Investments, LLC, “D. Boral”) and US Tiger Securities, Inc. (“US Tiger”), respectively. D. Boral and US Tiger were the underwriters (collectively, the “Underwriters”) of the initial public offering of AIMUF (“IPO”) and the Discharge Agreements have identical terms and conditions. Pursuant to the Discharge Agreements, in lieu of payment of the deferred underwriting commission of $2,817,500 (“Deferred Commission”), each of D. Boral and US Tiger will accept (1) $80,000 in cash at Closing; and (2) 132,875 Purchaser Ordinary Shares at Closing, subject to any adjustments as provided in the Discharge Agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 26, 2021 (inception) to September 30, 2025 were organizational activities, those necessary to prepare for the IPO, described below, and, after the IPO, identifying a target company for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We may generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an Initial Business Combination.

For the nine months ended September 30, 2025, we had a net income of $117,673 which consisted of interest income of $630,505 on cash and investments held in Trust Account which was offset by operating cost of $512,832.

For the nine months ended September 30, 2024, we had a net income of $902,163 which consisted of interest income of $1,603,118 on cash and investments held in Trust Account which was offset by operating cost of $700,955.

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

As of September 30, 2025, $14,294,569 was held in the Trust Account in money market funds, which are invested in U.S. Treasury Securities. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Initial Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete an Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

On December 8, 2023, the Company issued a promissory note to I-Fa Chang, sole member and manager of the Sponsor, under which I-Fa Chang agreed to loan the Company up to $500,000 to be used for a portion of the working capital. This loan is non-interest bearing, unsecured and is due at the earlier of (1) the date on which the Company consummates its initial business combination or (2) the date on which the Company liquidates and dissolves. I-Fa Chang, as the payee, has the right, but not the obligation, to convert the note, in whole or in part, into Private Placement Units of the Company, that are identical to the Private Placement Units issued by the Company in the Private Placement consummated simultaneously with the Company’s IPO, subject to certain exceptions, as described in the IPO Prospectus, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Initial Business Combination. The number of Private Placement Units to be received by I-Fa Chang in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to I-Fa Chang by (y) $10.00.

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

As of September 30, 2025, the Company had $1,539,134 borrowings under the working capital loans.

As of September 30, 2025, the Company had cash of $3,517 and a working capital deficiency of $2,785,815.

In addition, in order to finance transaction costs in connection with an initial business combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Aimfinity’s officers and directors have been provided the Company working capital loans (the “Working Capital Loans”). As of September 30, 2025, there were $1,539,134 in Working Capital Loans outstanding.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On June 13, 2025, we, Pubco, Merger Sub, and Docter entered into agreements for the satisfaction and discharge of indebtedness (each a “Discharge Agreement”, together, the “Discharge Agreements”) with D. Boral Capital LLC (f/k/a EF Hutton LLC, division of Benchmark Investments, LLC, “D. Boral”) and US Tiger Securities, Inc. (“US Tiger”), respectively. D. Boral and US Tiger were the underwriters (collectively, the “Underwriters”) of the initial public offering of AIMUF (“IPO”) and the Discharge Agreements have identical terms and conditions. Pursuant to the Discharge Agreements, in lieu of payment of the deferred underwriting commission of $2,817,500 (“Deferred Commission”), each of D. Boral and US Tiger will accept (1) $80,000 in cash at Closing; and (2) 132,875 Purchaser Ordinary Shares at Closing, subject to any adjustments as provided in the Discharge Agreement.

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

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer and General Counsel carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our Chief Executive Officer and General Counsel concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

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

As of the date hereof, the Company has issued three promissory notes (the “Working Capital Notes”) to Mr. I-Fa Chang (sole member and manager of the Sponsor): one on December 8, 2023, for up to $500,000, to be used for a portion of the Company’s working capital, one on April 8, 2024, for up to $500,000, to be used for a portion of the Company’s working capital, and one on October 21, 2024, for up to $1,500,000, to be used for a portion of the Company’s working capital. As of March 31, 2025, an aggregate of $1,318,175 of working capital loans have been provided by Mr. Chang under the Working Capital Notes, and it is expected that further working capital loans may be provided by Mr. Chang under the Working Capital Notes before the closing of the Business Combination.

In addition, as of the date hereof, the Company has issued: (x) 9 promissory notes, from July 2023 to March 2024, each issued to Mr. Chang in the amount of $85,000 (collectively, the “First EGM Extension Notes”), pursuant to which Mr. Chang deposited $85,000 for each month to the trust account (the “Trust Account”) of the Company, maintained by U.S. Bank, N.A. as the trustee for the benefit of the public shareholders of the Company, to allow the Company to extend its deadline for completing an initial business combination for 9 one-month extensions from July 28, 2023 to April 28, 2024; (y) 9 promissory notes, from April 2024 to December 2024, each issued to Mr. Chang in the amount of $60,000 (collectively, the “Second EGM Extension Notes”), pursuant to which Mr. Chang deposited $60,000 for each month to the Trust Account, to allow the Company to extend its deadline for completing an initial business combination for 9 one-month extensions from April 28, 2024 to January 28, 2025; (z) 9 promissory notes, from January 2025 to September 2025, each issued to Mr. Chang in the amount of $55,824 (collectively, the “Third EGM Extension Notes,”), pursuant to which Mr. Chang deposited $55,824 for each month to the Trust Account, to allow the Company to extend its deadline for completing an initial business combination for 9 one-month extensions from January 28, 2025 to October 28, 2025; and (xx) 2 promissory notes, from October 2025 to November 2025, each issued to Mr. Chang in the amount of $500 (collectively, the “Fourth EGM Extension Notes,” and together with the First EGM Extension Notes, the Second EGM Extension Notes and the Third EGM Extension Notes, the “Extension Notes”), pursuant to which Mr. Chang deposited $500 for each month to the Trust Account, to allow the Company to extend its deadline for completing an initial business combination for 2 one-month extensions from October 28, 2025 to December 28, 2025

Pursuant to the Merger Agreement and the Prospectus, up to $1,500,000 of the Working Capital Notes or Extension Notes may be converted into private placement units of the Company (the “Private Units”), each of which is the same as the private placement units sold in the private sales consummated simultaneously with the initial public offering of the Company, as described in the Prospectus.

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

Aimfinity Investment Corp. I

Date: December 23, 2025	By:	/s/ I-Fa Chang
I-Fa Chang
Chief Executive Officer

Aimfinity Investment Corp. I

Date: December 23, 2025	By:	/s/ Xuedong (Tony) Tian
Xuedong (Tony) Tian
Chief Financial Officer